Form 10-Q
period 1995-02-28
VINLAND PROPERTY TRUST
filed 1995-04-14
CIK 23593

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended FEBRUARY 28, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from . . . . . . . . to . . . . . . . . .

                         Commission File Number 0-8003

                             VINLAND PROPERTY TRUST
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              California                                    94-2432628
- - ---------------------------------------------            -------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
          or organization)                               Identification No.)


                 3878 Oak Lawn , Suite 300, Dallas, TX   75219
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (214) 522-9910
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

Shares of Beneficial Interest, No par value                   6,960,034
- - -------------------------------------------       ------------------------------
               (Class)                            (Outstanding at April 7, 1995)

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements for the period ended February 28, 1995 have not been audited by independent certified public accountants, but in the opinion of the management of Vinland Property Trust (the "Trust"), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Trust's consolidated financial position, consolidated results of operations and consolidated cash flows at the dates and for the periods indicated, have been included.

                             VINLAND PROPERTY TRUST
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                                                 February 28,       November 30,
                                                                                --------------     --------------
                                                                                     1995               1994
                                                                                --------------     --------------
                        Assets                                                   (unaudited)         (audited)
Real Estate
 Held for investment, net of accumulated depreciation
    ($4,352 in 1995 and $4,141 in 1994)   . . . . . . . . . .                 $        18,584    $          18,761
 Held for sale, net of accumulated depreciation
    ($154 in 1995 and $140 in 1994)   . . . . . . . . . . . .                           1,587                1,601
                                                                              ---------------    -----------------
                                                                                       20,171               20,362
Notes and interest receivable
 Performing   . . . . . . . . . . . . . . . . . . . . . . . .                             917                  919
 Nonperforming, nonaccruing . . . . . . . . . . . . . . . . .                           1,739                1,739
                                                                              ---------------    -----------------
                                                                                        2,656                2,658
Less - allowance for estimated losses . . . . . . . . . . . .                          (1,802)              (1,802)
                                                                              ---------------    -----------------
                                                                                          854                  856
Cash and cash equivalents.  . . . . . . . . . . . . . . . . .                             771                  209
Other assets  . . . . . . . . . . . . . . . . . . . . . . . .                           1,339                1,311
                                                                              ---------------    -----------------
                                                                              $        23,135    $          22,738
                                                                              ===============    =================

          Liabilities and Shareholders' Equity

Liabilities
Notes, debentures and interest payable  . . . . . . . . . . .                 $        13,090    $          12,442
Other liabilities . . . . . . . . . . . . . . . . . . . . . .                             859                1,067
                                                                              ---------------    -----------------
                                                                                       13,949               13,509
Commitments and contingencies . . . . . . . . . . . . . . . .
Shareholders' equity
Shares of beneficial interest, no par value; authorized
 shares, unlimited; issued and outstanding
 (6,960,034 in 1995 and 6,960,034 in 1994)  . . . . . . . . .                           2,318                2,318
Paid-in capital . . . . . . . . . . . . . . . . . . . . . . .                          43,876               43,876
Accumulated distributions in excess of
 accumulated earnings   . . . . . . . . . . . . . . . . . . .                         (37,008)             (36,965)
                                                                              ---------------    -----------------
                                                                                        9,186                9,229
                                                                              ---------------    -----------------
                                                                              $        23,135    $          22,738
                                                                              ===============    =================

       The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                             VINLAND PROPERTY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)




                                                                                   For the Three Months Ended
                                                                                           February 28,
                                                                             --------------------------------------
                                                                                   1995                   1994
                                                                             -----------------        -------------
                                                                                (unaudited)           (unaudited)
Revenue
 Rentals  . . . . . . . . . . . . . . . . . . . . . . . . . .                $          1,837      $          1,451
 Interest   . . . . . . . . . . . . . . . . . . . . . . . . .                              25                    81
                                                                            -----------------     -----------------
                                                                                        1,862                 1,532
Expenses
 Property operations  . . . . . . . . . . . . . . . . . . . .                           1,279                 1,083
 Interest   . . . . . . . . . . . . . . . . . . . . . . . . .                             283                   286
 Depreciation   . . . . . . . . . . . . . . . . . . . . . . .                             225                   239
 Advisory fee to affiliate  . . . . . . . . . . . . . . . . .                              37                     -
 Advisory fee to prior advisor  . . . . . . . . . . . . . . .                               -                    40
 General and administrative   . . . . . . . . . . . . . . . .                              81                   107
                                                                            -----------------     -----------------
                                                                                        1,905                 1,755
                                                                            -----------------     -----------------
Net (loss)  . . . . . . . . . . . . . . . . . . . . . . . . .               $             (43)    $            (223)
                                                                            =================     =================

Earnings per share
Net  (loss) per share . . . . . . . . . . . . . . . . . . . .               $            (.01)    $            (.03)
                                                                            =================     =================

Weighted average shares of beneficial interest
 used in computing earnings per share   . . . . . . . . . . .                       6,960,034             6,484,146
                                                                            =================     =================




       The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                             VINLAND PROPERTY TRUST
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)






                                                                                 Accumulated
                                          Shares of                             Distributions
                                     Beneficial Interest                        in Excess of
                                    -----------------------     Paid-in         Accumulated        Shareholders'
                                     Shares        Amount       Capital           Earnings            Equity
                                    ---------   -----------   -----------   -----------------   ----------------
Balance, December 1,
    1994  . . . . . . . . .         6,960,034   $     2,318    $  43,876    $       (36,965)    $          9,229

Net (loss)  . . . . . . . .             -             -            -                    (43)                 (43)
                                    ---------   -----------    ---------    ---------------     ----------------
Balance, February 28,
    1995 (unaudited)  . . .         6,960,034   $     2,318    $  43,876    $       (37,008)    $          9,186
                                    =========   ===========    =========    ===============     ================




       The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                             VINLAND PROPERTY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                        For the Three Months Ended
                                                                                                 February 28,
                                                                                   --------------------------------------
                                                                                        1995                  1994
                                                                                   ---------------      -----------------
                                                                                     (unaudited)          (unaudited)
Cash Flows from Operating Activities

 Rentals collected  . . . . . . . . . . . . . . . . . . . . .                     $          1,759     $          1,382
 Interest collected   . . . . . . . . . . . . . . . . . . . .                                   23                   67
 Interest paid  . . . . . . . . . . . . . . . . . . . . . . .                                 (302)                (281)
 Payments for property operations   . . . . . . . . . . . . .                               (1,370)                (982)
 General and administrative expenses paid   . . . . . . . . .                                 (113)                 (75)
 Advisory fee paid to affiliate   . . . . . . . . . . . . . .                                  (25)                 (50)
 Advisory fee paid to prior advisor   . . . . . . . . . . . .                                    -                  (50)
 Deferred financing costs paid    . . . . . . . . . . . . . .                                  (58)                   -
                                                                                  ----------------     ----------------
    Net cash (used in) provided by operating activities   . .                                  (86)                  11

Cash Flows from Investing Activities

 Collections of notes receivable  . . . . . . . . . . . . . .                                    2                  190
 Real estate improvements   . . . . . . . . . . . . . . . . .                                  (34)                (294)
                                                                                  ----------------     ----------------
    Net cash  (used in)  investing activities   . . . . . . .                                  (32)                (104)

Cash Flows from Financing Activities

 Proceeds from borrowings   . . . . . . . . . . . . . . . . .                                1,370                    -
 Payments of notes payable  . . . . . . . . . . . . . . . . .                                 (599)                 (82)
 Exercise of share purchase rights  . . . . . . . . . . . . .                                    -                  279
 Redemption of uncertificated obligations   . . . . . . . . .                                  (91)                   -
                                                                                  ----------------     ----------------
    Net cash provided by financing activities   . . . . . . .                                  680                  197
                                                                                  ----------------     ----------------
Net increase in cash and cash equivalents . . . . . . . . . .                                  562                  104

Cash and cash equivalents, beginning of the period  . . . . .                                  209                  134
                                                                                  ----------------     ----------------
Cash and cash equivalents, end of the period  . . . . . . . .                     $            771     $            238
                                                                                  ================     ================

       The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                             VINLAND PROPERTY TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)


                                                                                        For the Three Months Ended
                                                                                                February 28,
                                                                                   -----------------------------------
                                                                                        1995                 1994
                                                                                   --------------       --------------
                                                                                     (unaudited)          (unaudited)
Reconciliation of net (loss) to net cash (used in)
 provided by operating activities

 Net (loss)   . . . . . . . . . . . . . . . . . . . . . . . .                     $            (43)     $          (223)


 Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities

    Depreciation  . . . . . . . . . . . . . . . . . . . . . .                                  225                  239
    (Increase) in interest receivable   . . . . . . . . . . .                                    -                  (20)
    (Increase) in other assets  . . . . . . . . . . . . . . .                                  (28)                  (9)
    (Decrease) increase in other liabilities  . . . . . . . .                                 (208)                  22
    (Decrease) increase in interest payable   . . . . . . . .                                  (32)                   2
                                                                                  ----------------   ------------------

    Net cash (used in) provided by operating activities   . .                     $            (86)  $               11
                                                                                  ================   ==================
Schedule of noncash activities

 Conversion of Convertible Debentures and Obligations   . . .                     $             -    $              447






       The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                             VINLAND PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month period ended February 28, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 1995. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Trust's Annual Report on Form 10-K for the fiscal year ended November 30, 1994 (the "1994 Form 10-K").

Certain 1994 balances have been reclassified to conform to the 1995 presentation.

NOTE 2.  NOTES AND INTEREST RECEIVABLE

At February 28, 1995, the Trust continued to classify the $1.8 million note receivable, secured by a second lien mortgage on the Polynesia Village Apartments, in Tacoma, Washington, as nonperforming. The borrower on the note, which matured in December 1991, filed for Chapter 11 bankruptcy protection in 1992 and the Plan of Reorganization (the "Plan") was confirmed by the court in June 1994. The terms of the confirmed Plan include, among other things, the reinstatement of the Trust's mortgage note receivable, the Trust advancing up to $150,000 of additional funds for property improvements, and participation in 50% of any proceeds from the sale or refinance of the property in excess of the Trust's note receivable. The reinstated mortgage note will continue to bear interest at 9% per annum and mature November 1997. Currently, the Trust and the borrower are negotiating the final terms of the restructured note and if such negotiations are unsuccessful and the Trust forecloses on the collateral property, the Trust does not expect to incur a loss as the estimated fair value of the collateral property, less the senior underlying debt, approximates the carrying value of the Trust's mortgage note receivable. The Polynesia Village Apartments are subject to senior underlying debt, not presently in default, in the amount of $5.9 million that, in the event of foreclosure, would have to be serviced before any payments could be applied to operating expenses or distributed to the Trust.

NOTE 3.  NOTES, DEBENTURES AND INTEREST PAYABLE

As disclosed in the Trust's 1994 Form 10-K, in January 1995, the Trust completed the refinancing of the Southern Elms Apartments located in Tulsa, Oklahoma. The Trust received net refinancing proceeds of $869,000 after the payoff of the existing $451,000 mortgage loan that bore interest at 12% per annum and was scheduled to mature in fiscal 1995. The remainder of the refinancing proceeds were used to fund escrows for replacements and repairs and to pay closing costs associated with the refinancing. The new $1.4 million nonrecourse mortgage loan bears interest at 9.68% per annum, requires monthly principal and interest payments of $12,100, and matures in February 2002. The Trust paid a refinancing fee of $13,700 to Tarragon Realty Advisors, Inc. ("Tarragon") based upon the new $1.4 million first mortgage financing.

                             VINLAND PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 3.  NOTES, DEBENTURES AND INTEREST PAYABLE (Continued)

Also as disclosed in the Trust's 1994 Form 10-K, in January 1995, the Trust extended the $1.9 million nonrecourse mortgage, secured by the One Turtle Creek Office Complex. The mortgage loan, originally scheduled to mature in March 1995, will continue to accrue interest at 9% per annum, requires monthly payments of principal and interest totaling $16,850, and matures February 2005.

In October 1993, the Trust paid shareholders a taxable distribution of $0.25 per share of beneficial interest (the "Shares" and each a "Share") in the form of either the Trust's 9% Series A Convertible Subordinated Debentures ("Debentures") or Uncertificated Convertible Subordinated Obligations ("Obligations"). The Debentures and Obligations were convertible at a price of $0.80 per Share and the conversion privilege of each expired January 13, 1994. Nonconverted Debentures and Obligations, scheduled to mature June 30, 2003, call for interest payments semi-annually and are redeemable by the Trust at any time at 100% of the principal amount together with accrued but unpaid interest. In December 1994, the Trust redeemed all the outstanding Obligations reducing the principal balance of the Debentures to $929,000 at such date.

NOTE 4.   INCOME TAXES

The Trust had a loss for federal income tax purposes for the first quarter of 1994 and 1995; therefore the Trust recorded no tax provisions.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

The Trust is a party to various claims and routine litigation arising in the ordinary course of business. Management of the Trust does not believe that the results of these claims and litigation, individually or in the aggregate, will have a material adverse effect on its business or financial position.





                     [This space intentionally left blank]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

Vinland Property Trust (the "Trust") was organized on July 18, 1973 to invest in real estate through acquisitions, leases and partnerships and, to a lesser extent, in mortgage loans on real estate. The Trust commenced operations on April 2, 1974.

The Trust's real estate at February 28, 1995 consisted of nine properties, seven of which are being held for investment. These properties include six apartment complexes, one shopping center, one combination office building and shopping center, and one farm and luxury residence. All of the Trust's real estate, except for the Phoenix Apartments and the farm and luxury residence, is pledged to secure first mortgage notes payable.

The objective of the Trust's management is to maximize the capital appreciation of the Trust's portfolio. Accordingly, management's first priority will be to invest any surplus funds in improving the Trust's current real estate portfolio. To the extent surplus funds remain, the Trust intends to use them to make selective acquisitions, both residential and commercial, in the same geographical regions of the United States that the Trust currently operates. However, because of various real estate industry conditions, including competing entities and the overall volatility of the real estate market, there is no assurance that the Trust will be able to increase the size of its portfolio in the coming fiscal year.

Liquidity and Capital Resources

Cash and cash equivalents totaled $771,000 at February 28, 1995 as compared with $209,000 at November 30, 1994. The Trust's principal sources of cash have been from property operations and the collection of mortgage notes receivable. In fiscal 1995, the Trust does not anticipate any additional mortgage loans will be added to the Trust's loan portfolio. Accordingly, as existing mortgage loans are paid off, the Trust's portfolio of mortgage notes receivable is expected to continue to decrease and this previous source of cash will also decline. The Trust expects cash provided by property operations, along with funds from anticipated external sources, such as property sales and refinancings, will be sufficient to fund any needed property maintenance and capital improvements as well as meet the Trust's debt service obligations. The Trust intends to continue its efforts to dispose of the Briarwest Shopping Center in Houston, Texas during fiscal 1995.

Net cash flow from property operations (rentals collected less payments for property operations) remained steady at $389,000 for the three months ended February 28, 1995 as compared to $400,000 for the three months ended February 28, 1994. Although the Trust's net cash flow increased due to the addition of the Riverside Apartments in August 1994, through a lease agreement, and increases in other property level income, the timely scheduling of payments for property operations during the first fiscal quarter of 1995 as compared to the first fiscal quarter of 1994 more than offset this improvement.

The Trust paid $34,000 for capital improvements to its properties during the first fiscal quarter of 1995 and anticipates an additional $720,000 will be incurred during the remainder of 1995. During the first fiscal quarter of 1994, the Trust paid $294,000 for capital improvements primarily related to the renovation of the One Turtle Creek Office Complex, which was completed during 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity and Capital Resources (Continued)

At November 30, 1994, mortgage principal payments totaling $3.0 million were scheduled for fiscal 1995. During the three months ended February 28, 1995, mortgage principal payments totaling $599,000 were paid, and included the $451,000 payoff of the mortgage loan secured by the Southern Elms Apartments, which was refinanced in January 1995. In connection with this refinancing, the Trust received net cash of $869,000 and paid Tarragon Realty Advisors, Inc. ("Tarragon"), the Trust's advisor since March 1, 1994, a refinancing fee of $13,700 based upon the new $1.4 million first mortgage. Also, in January 1995, the Trust extended the maturity date of the $1.9 million mortgage note, secured by One Turtle Creek Office Complex, from March 1995 to February 2005. The Trust is continuing to pursue the refinancing of the mortgage loan secured by the Aspentree Apartments in Dallas, Texas, which matures in June 1996, and hopes to complete this refinancing during the second fiscal quarter of 1995.

In October 1993, the Trust issued share purchase rights to shareholders owning 400 shares of beneficial interest (the "Shares" and each a "Share") or more. Four share purchase rights entitled the holder to purchase one additional Share at a price of $0.73. Holders of fewer than 400 Shares received a $0.01 per Share cash payment in lieu of share purchase rights. The share purchase rights expired on January 13, 1994. The Trust received $278,900 in 1994 in cash and new equity from the exercise of the share purchase rights, which resulted in the issuance of 381,333 Shares in 1994.

Also in October 1993, the Trust paid shareholders a taxable distribution of $0.25 per Share totaling $1.5 million in the form of either the Trust's 9% Series A Convertible Subordinated Debentures ("Debentures") or Uncertificated Convertible Subordinated Obligations ("Obligations"). The conversion privilege expired January 13, 1994 and for nonconverted Debentures and Obligations, interest is payable semi-annually. The Debentures and Obligations mature June 30, 2003 and are redeemable by the Trust at any time at 100% of the principal amount together with accrued but unpaid interest. On December 30, 1994, the Trust redeemed all the outstanding Obligations, reducing the outstanding principal balance of the Debentures to $929,000 at such date. See NOTE 3. "NOTES, DEBENTURES AND INTEREST PAYABLE".

The Trust's management, on a quarterly basis, reviews the carrying value of the Trust's mortgage loans, properties held for investment and properties held for sale. Generally accepted accounting principles require that the carrying value of an investment cannot exceed its cost or its estimated net realizable value. In those instances in which estimates of net realizable value of the Trust's properties are less than the carrying value thereof at the time of evaluation, a provision for loss is recorded by a charge against operations. The estimate of net realizable value of the mortgage loans is based on management's review and evaluation of the collateral properties securing the mortgage loans. The review generally includes selective property inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of maintenance requirements, discussions with the manager of the property and a review of the surrounding area. Future quarterly reviews could cause the Trust's management to adjust current estimates of net realizable value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations

The Trust's net loss decreased from $223,000 for the three months ended February 28, 1994 to $43,000 for the three months ended February 28, 1995, as more fully discussed in the following paragraphs.

Net rental income (rental income less property operating expenses) increased from $368,000 for the three months ended February 28, 1994 to $558,000 for the three months ended February 28, 1995. Higher rental rates on certain Trust properties held in both the first fiscal quarter of 1994 and the first fiscal quarter of 1995 contributed partially to this increase as did the net rental income from the Riverside Apartments, leased by the Trust in August 1994. However, the majority of this increase is attributable to a reduction in 1995 rental concessions and bad debts, as well as, an increase in common area cost recovery income generated from the Trust's commercial properties, primarily the One Turtle Creek Office Complex. Occupancy levels and operating expenses, for the Trust's properties held in both years, remained stable from the first fiscal quarter of 1994 as compared to the same period in 1995.

Interest income decreased from $81,000 for the three months ended February 28, 1994 to $25,000 for the three months ended February 28, 1995. Interest income related to the Trust's note receivable secured by a second lien mortgage on the Polynesia Village Apartments decreased $45,000 as a result of the associated borrower's Plan of Reorganization. In accordance with the terms of the Plan, since September 1994, any excess cash flow has been paid pursuant to the first lien mortgage and then toward any property repairs and maintenance items.

Interest expense decreased slightly from $286,000 for the three months ended February 28, 1994 to $283,000 for the three months ended February 28, 1995.
The Trust anticipates interest expense will increase during the remainder of fiscal 1995 due to the refinancing of the mortgage loan secured by the Southern Elms Apartments, increasing the related mortgage principal balance from $451,000 to $1.4 million.

Advisory fees to Tarragon were $37,000 for the three months ended February 28, 1995. Advisory fees to Basic Capital Management, Inc. ("BCM") were $40,000 for the three months ended February 28, 1994. Since March 1, 1994, Tarragon has provided advisory services to the Trust under an advisory agreement approved by the Trust's Board of Trustees. William S. Friedman, President, Chief Executive Officer and Trustee of the Trust, serves as a Director and Chief Executive Officer of Tarragon. Tarragon is owned by Lucy N. Friedman, Mr. Friedman's wife, and John A. Doyle, who serves as a Director, President and Chief Operating Officer of Tarragon and Executive Vice President and Trustee of the Trust. The Friedman and Doyle families together own approximately 23% of the outstanding shares of the Trust. A majority of the Officers of the Trust are also officers of Tarragon.

General and administrative expenses decreased from $107,000 for the three months ended February 28, 1994 to $81,000 for the three months ended February 28, 1995. This decrease is primarily due to a decrease in operating expense reimbursements to Tarragon.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Income Tax Aspects

The Trust has elected and, in the opinion of the Trust's management, qualified to be treated as a Real Estate Investment Trust ("REIT") as defined under
Section 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). The Code requires a REIT to distribute at least 95% of its REIT taxable income plus 95% of its net income from foreclosure property, as defined in Section 857 of the Code, to its shareholders.

Environmental Matters

Under various federal, state and local environmental laws, ordinances and regulations, the Trust may be potentially liable for removal or remediation costs, as well as certain other potential costs relating to hazardous or toxic substances (including governmental fines and injuries to persons and property) where property-level managers have arranged for the removal, disposal or treatment of hazardous or toxic substances. In addition, certain environmental laws impose liability for release of asbestos-containing materials into the air, and third parties may seek recovery from the Trust for personal injury associated with such materials.

The Trust's management is not aware of any environmental liability relating to the above matters that would have a material adverse effect on the Trust's business, assets or results of operations.

Recent Accounting Pronouncement

In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 114 - "Accounting by Creditors for Impairment of a Loan", which amends SFAS No. 5 - "Accounting for Contingencies" and SFAS No. 15 - "Accounting by Debtors and Creditors for Troubled Debt Restructurings". The statement requires that notes receivable be considered impaired when "based on current information and events, it is probable that a creditor will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement". Impairment is to be measured either on the present value of expected future cash flows, discounted at the note's effective interest rate or, if the note is collateral dependent, on the fair value of the collateral. In October 1994, the FASB issued SFAS No. 118 - "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" which amends SFAS No.
114. SFAS No. 118 eliminates the income recognition provisions of SFAS No. 114, substituting disclosure of the creditor's policy of income recognition on impaired notes. SFAS No. 114 and SFAS No. 118 are both effective for fiscal years beginning after December 15, 1994. The Trust's management has not fully evaluated the effects of implementing these statements, but expects that they will not affect the Trust's interest income recognition policy but may require the classification of otherwise performing loans as impaired.





                     [This space intentionally left blank.]

                          PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    Exhibit 27.0 - Financial Data Schedule.

(b) Reports on Form 8-K as follows:

    None.





                     [This space intentionally left blank.]

                                 SIGNATURE PAGE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          VINLAND PROPERTY TRUST





Date:     April 14, 1995                     By:/s/ William S. Friedman
                                                 William S. Friedman
                                                 President, Chief Executive
                                                 Officer and Trustee



Date:     April 14, 1995                    By:/s/ Ivan Roth
                                                 Ivan Roth
                                                 Treasurer and
                                                 Chief Financial Officer



Date:     April 14, 1995                    By:/s/ Katie Jackson
                                                 Katie Jackson
                                                 Vice President and
                                                 Chief Accounting Officer