Form 10-Q
period 1995-05-31
VINLAND PROPERTY TRUST
filed 1995-07-14
CIK 23593

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MAY 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from . . . . . . . . to . . . . . . . . . . . .

                         Commission File Number 0-8003

                             VINLAND PROPERTY TRUST
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               California                                       94-2432628
- ---------------------------------------------             -------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
           or organization)                               Identification No.)


                 3878 Oak Lawn , Suite 300, Dallas, TX   75219
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                  (214) 522-9910
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---


 Shares of Beneficial Interest, No par value                6,960,034
- --------------------------------------------      -----------------------------
                 (Class)                          (Outstanding at July 7, 1995)

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements for the period ended May 31, 1995 have not been audited by independent certified public accountants, but in the opinion of the management of Vinland Property Trust (the "Trust"), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Trust's consolidated financial position, consolidated results of operations and consolidated cash flows at the dates and for the periods indicated, have been included.

                             VINLAND PROPERTY TRUST
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                                                    May 31,           November 30,
                                                                                -------------         ------------
                                                                                     1995                 1994
                                                                                -------------         ------------
                        Assets                                                   (unaudited)            (audited)
                        ------
Real Estate
 Held for investment, net of accumulated depreciation
    ($4,562 in 1995 and $4,141 in 1994)   . . . . . . . . . .                   $      21,181         $     18,761
 Held for sale, net of accumulated depreciation
    ($170 in 1995 and $140 in 1994)   . . . . . . . . . . . .                           1,610                1,601
                                                                                -------------         ------------
                                                                                       22,791               20,362
Notes and interest receivable
 Performing   . . . . . . . . . . . . . . . . . . . . . . . .                             740                  919
 Nonperforming, nonaccruing . . . . . . . . . . . . . . . . .                           1,895                1,739
                                                                                -------------         ------------
                                                                                        2,635                2,658
Less - allowance for estimated losses . . . . . . . . . . . .                          (1,802)              (1,802)
                                                                                -------------         ------------
                                                                                          833                  856
Cash and cash equivalents.  . . . . . . . . . . . . . . . . .                             875                  209
Other assets  . . . . . . . . . . . . . . . . . . . . . . . .                           1,262                1,311
                                                                                -------------         ------------
                                                                                $      25,761         $     22,738
                                                                                =============         ============

          Liabilities and Shareholders' Equity
          ------------------------------------

Liabilities
Notes, debentures and interest payable  . . . . . . . . . . .                   $      15,276         $     12,442
Other liabilities . . . . . . . . . . . . . . . . . . . . . .                           1,233                1,067
                                                                                -------------         ------------
                                                                                       16,509               13,509
Commitments and contingencies . . . . . . . . . . . . . . . .
Shareholders' equity
Shares of beneficial interest, no par value; authorized
 shares, unlimited; issued and outstanding
 (6,960,034 shares in 1995 and in 1994)   . . . . . . . . . .                           2,318                2,318
Paid-in capital . . . . . . . . . . . . . . . . . . . . . . .                          43,876               43,876
Accumulated distributions in excess of
 accumulated earnings   . . . . . . . . . . . . . . . . . . .                         (36,942)             (36,965)
                                                                                 ------------         ------------
                                                                                        9,252                9,229
                                                                                -------------         ------------
                                                                                $      25,761         $     22,738
                                                                                =============         ============

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                             VINLAND PROPERTY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)



                                                    For the Three Months                    For the Six Months
                                                        Ended May 31,                          Ended May 31,
                                           --------------------------------------    ---------------------------------
                                                 1995                  1994               1995              1994
                                           ----------------      ----------------    --------------   ----------------
Revenue
  Rentals . . . . . . . . . . . . . . .    $          1,908      $          1,545    $        3,745   $          2,996
  Interest  . . . . . . . . . . . . . .                  35                   105                60                186
                                           ----------------      ----------------    --------------   ----------------
                                                      1,943                 1,650             3,805              3,182

Expenses
 Property operations  . . . . . . . . .               1,247                   973             2,526              2,056
 Interest   . . . . . . . . . . . . . .                 303                   311               586                597
 Depreciation   . . . . . . . . . . . .                 226                   234               451                473
 Advisory fee to affiliate  . . . . . .                  24                    33                61                 33
 Advisory fee to prior advisor  . . . .                 -                     -                 -                   40
 General and administrative . . . . . .                  77                    59               158                166
                                           ----------------      ----------------    --------------   ----------------
                                                      1,877                 1,610             3,782              3,365

                                           ----------------      ----------------    --------------   ----------------
Net income (loss) . . . . . . . . . . .    $             66      $             40    $           23   $           (183)
                                           ================      ================    ==============   ================


Earnings per share

Net income (loss) per share . . . . . .    $            .01      $            .01    $          -     $           (.03)
                                           ================      ================    ==============   ================

Weighted average shares of
 beneficial interest used in
 computing earnings per share   . . . .           6,960,034             6,959,820         6,960,034          6,724,598
                                           ================      ================    ==============   ================





  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                             VINLAND PROPERTY TRUST
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)


                                                                                      Accumulated
                                         Shares of                                   Distributions
                                     Beneficial Interest                              in Excess of
                                   -----------------------          Paid-in            Accumulated     Shareholders'
                                     Shares      Amount             Capital             Earnings          Equity
                                   ---------   -----------         ---------        --------------    ----------------
Balance, December 1,
    1994  . . . . . . . . .        6,960,034   $     2,318         $  43,876        $      (36,965)   $          9,229

Net income  . . . . . . . .              -             -                 -                      23                  23
                                   ---------   -----------         ---------        --------------    ----------------

Balance, May 31,
    1995 (unaudited)  . . .        6,960,034   $     2,318         $  43,876        $      (36,942)   $          9,252
                                   =========   ===========         =========        ==============    ================





  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                             VINLAND PROPERTY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                             For the Six Months
                                                                                Ended May 31,
                                                                    --------------------------------------
                                                                          1995                 1994
                                                                    -----------------    -----------------
                                                                       (unaudited)         (unaudited)
Cash Flows from Operating Activities

 Rentals collected  . . . . . . . . . . . . . . . . . . . . .       $          3,668     $          2,832
 Interest collected   . . . . . . . . . . . . . . . . . . . .                     58                  147
 Interest paid  . . . . . . . . . . . . . . . . . . . . . . .                   (589)                (538)
 Payments for property operations . . . . . . . . . . . . . .                 (2,389)              (1,868)
 General and administrative expenses paid   . . . . . . . . .                   (188)                (147)
 Advisory fee paid to affiliate   . . . . . . . . . . . . . .                    (73)                 (70)
 Advisory fee received from (paid to) prior advisor   . . . .                     59                  (50)
 Deferred financing costs paid    . . . . . . . . . . . . . .                    (58)                 (13)
                                                                    ----------------     ----------------

    Net cash provided by operating activities   . . . . . . .                    488                  293

Cash Flows from Investing Activities

 Collections of notes receivable  . . . . . . . . . . . . . .                    179                  378
 Real estate improvements   . . . . . . . . . . . . . . . . .                   (384)                (327)
 Funding of notes receivable  . . . . . . . . . . . . . . . .                   (133)                -
 Cash account acquired in connection with purchase
    of real estate, net of earnest money deposit paid   . . .                     37                 -
                                                                    ----------------     ----------------

    Net cash  (used in) provided by investing activities  . .                   (301)                  51

Cash Flows from Financing Activities

 Proceeds from borrowings   . . . . . . . . . . . . . . . . .                  1,370                 -
 Payments of notes payable  . . . . . . . . . . . . . . . . .                   (800)                (186)
 Exercise of share purchase rights  . . . . . . . . . . . . .                   -                     279
 Redemption of uncertificated obligations   . . . . . . . . .                    (91)                -
                                                                    ----------------     ----------------

    Net cash provided by financing activities   . . . . . . .                    479                   93
                                                                    ----------------     ----------------

Net increase in cash and cash equivalents . . . . . . . . . .                    666                  437

Cash and cash equivalents, beginning of the period  . . . . .                    209                  134
                                                                    ----------------     ----------------
Cash and cash equivalents, end of the period  . . . . . . . .       $            875     $            571
                                                                    ================     ================

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                             VINLAND PROPERTY TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)

                                                                                         For the Six Months
                                                                                            Ended May 31,
                                                                                 ---------------------------------
                                                                                     1995                 1994
                                                                                 -------------       -------------
                                                                                  (unaudited)         (unaudited)
Reconciliation of net income (loss) to net cash provided by
 operating activities

 Net income (loss)  . . . . . . . . . . . . . . . . . . . . .                    $          23       $        (183)

 Adjustments to reconcile net income (loss) to net
    cash provided by operating activities
    Depreciation  . . . . . . . . . . . . . . . . . . . . . .                              451                 473
    Change in other assets and liabilities, net of
         effects from purchase of real estate
         (Increase) in interest receivable  . . . . . . . . .                              -                   (37)
         Decrease in other assets . . . . . . . . . . . . . .                              126                   1
         (Decrease) increase in other liabilities . . . . . .                              (84)                 12
         (Decrease) increase in interest payable  . . . . . .                              (28)                 27
                                                                                 -------------       -------------

    Net cash provided by operating activities   . . . . . . .                    $         488       $         293
                                                                                 =============       =============


Supplemental schedule of noncash investing and financing activities

 Increase in note receivable balance for accrued but
    unpaid legal fees   . . . . . . . . . . . . . . . . . . .                    $          23       $         -

 Assets acquired and liabilities assumed in connection
    with the acquisition of real estate
         Real estate  . . . . . . . . . . . . . . . . . . . .                    $       2,496       $         -
         Cash . . . . . . . . . . . . . . . . . . . . . . . .                               47                 -
         Other assets . . . . . . . . . . . . . . . . . . . .                               77                 -
         Mortgage debt  . . . . . . . . . . . . . . . . . . .                           (2,363)                -
         Accrued interest . . . . . . . . . . . . . . . . . .                              (20)                -
         Other liabilities  . . . . . . . . . . . . . . . . .                              (72)                -
         Earnest money deposit paid . . . . . . . . . . . . .                              (10)                -
                                                                                 -------------       -------------
           Cash purchase price due at May 31, 1995  . . . . .                    $         155       $         -
                                                                                 =============       =============

 Conversion of Convertible Debentures and Obligations   . . .                    $        -          $         447


             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                             VINLAND PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six-month period ended May 31, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 1995. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Trust's Annual Report on Form 10-K for the fiscal year ended November 30, 1994 (the "1994 Form 10-K").

Certain 1994 balances have been reclassified to conform to the 1995 presentation.

NOTE 2.  NOTES AND INTEREST RECEIVABLE

On May 2, 1995, the Trust and the borrower finalized the restructured terms of the $1.8 million note receivable secured by a second lien mortgage on the Polynesia Village Apartments (the "Property") in Tacoma, Washington. The Property is subject to senior underlying debt, not presently in default, in the amount of $5.9 million. The agreed upon terms of the restructured loan will result in, among other things, the reinstatement of the Trust's mortgage note receivable, the Trust advancing up to $150,000 of additional funds for painting and exterior property improvements, and the Trust's participation in 50% of any proceeds from the sale or refinance of the property in excess of the Trust's note receivable. The reinstated mortgage note of $2.6 million at May 31, 1995, including all past due interest and certain legal fees, will continue to bear interest at 9% per annum and mature November 1997. Funds advanced by the Trust for painting and exterior property improvements, as well as certain other attorney fees and bankruptcy expenses incurred by the Trust, will be reimbursed by the borrower through the creation of two new notes in amounts equal to two times the amounts expended. These new loans will not bear interest and mature November 1997. The Trust is also authorized to make further additional advances to the borrower for property repairs, and any such advances made will be added to the principal balance of the Trust's note receivable.

The Trust expects the Property's monthly cash flow to be insufficient to meet the monthly interest payments called for under the restructured mortgage loan agreement and, as such, continues to classify this note receivable as nonperforming. In the event the Property is sold or the Trust takes possession of the Property, the Trust does not anticipate incurring a loss as the estimated fair value of the Property, less the senior underlying debt, approximates the carrying value of the Trust's mortgage note receivable.

NOTE 3.  REAL ESTATE

On May 30, 1995, the Trust purchased Collegewood Apartments, Florida Towers Apartments and Jefferson Towers Apartments, subject to an existing nonrecourse wrap mortgage of $2.4 million, located in Tallahassee, Florida for $2.5 million. The Trust assumed the existing mortgage loan and, on June 9, 1995, paid the remaining purchase price of $155,000 in cash from the general working capital of the Trust. Concurrently with the execution of the loan assumption, on June 5, 1995, the Trust paid the lender $300,000 in cash reducing the principal balance by the same amount. The mortgage loan calls for monthly interest payments calculated at 10% per annum and matures June 1997.

                             VINLAND PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3.  REAL ESTATE (Continued)

The Trust purchased the above properties from Investors Florida Capitol Fund II, Ltd., a Florida limited partnership (the "Seller"). Investors General, Inc. ("IGI"), which owns a 1% general partnership interest in the Seller, is owned by Investors General Acquisition Corporation ("IGAC"). John A. Doyle, Trustee, Chief Financial Officer and Chief Operating Officer of the Trust, is a 62.5% stockholder of IGAC. Mr. Doyle also serves as Director, President and Chief Operating Officer of Tarragon Realty Advisors, Inc. ("Tarragon"), the Trust's advisor since March 1, 1994. Tarragon is owned by Lucy N. Friedman, William S. Friedman's wife, and Mr. Doyle. Mr. Friedman serves as President, Chief Executive Officer and Trustee of the Trust and Director and Chief Executive Officer of Tarragon. The Friedman and Doyle families together own approximately 23% of the outstanding shares of the Trust. The purchase price of the properties was based on their fair market values, and the entire transaction was approved by a majority of the limited partners of the Seller as well as the unaffiliated Trustees of the Trust. IGI and Messrs. Friedman and Doyle abstained in the votes.

NOTE 4.  NOTES, DEBENTURES AND INTEREST PAYABLE

As disclosed in the Trust's 1994 Form 10-K, in January 1995, the Trust completed the refinancing of the Southern Elms Apartments located in Tulsa, Oklahoma. The Trust received net refinancing proceeds of $869,000 after the payoff of the existing $451,000 mortgage loan that bore interest at 12% per annum and was scheduled to mature in fiscal 1995. The remainder of the refinancing proceeds were used to fund escrows for replacements and repairs and to pay closing costs associated with the refinancing. The new $1.4 million nonrecourse mortgage loan bears interest at 9.68% per annum, requires monthly principal and interest payments of $12,100, and matures in February 2002. The Trust paid a refinancing fee of $13,700 to Tarragon based upon the new $1.4 million first mortgage financing.

Also as previously disclosed in the Trust's 1994 Form 10-K, in January 1995, the Trust extended the maturity date of the $1.9 million nonrecourse mortgage secured by the One Turtle Creek Office Complex. The mortgage loan, originally scheduled to mature in March 1995, will continue to accrue interest at 9% per annum, requires monthly payments of principal and interest totaling $16,850, and matures February 2005.

In October 1993, the Trust paid shareholders a taxable distribution of $0.25 per share of beneficial interest (the "Shares" and each a "Share") in the form of either the Trust's 9% Series A Convertible Subordinated Debentures ("Debentures") or Uncertificated Convertible Subordinated Obligations ("Obligations"). The Debentures and Obligations were convertible at a price of $0.80 per Share and the conversion privilege of each expired January 13, 1994. Nonconverted Debentures and Obligations, scheduled to mature June 30, 2003, call for interest payments semi-annually and are redeemable by the Trust at any time at 100% of the principal amount together with accrued but unpaid interest. In December 1994, the Trust redeemed all the outstanding Obligations. At May 31, 1995, the principal balance of the Debentures outstanding was $929,000.

                             VINLAND PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5.   INCOME TAXES

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

The Trust had a loss for federal income tax purposes for the six months ended May 31, 1994 and 1995; therefore the Trust recorded no tax provisions.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

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

The Trust's real estate at May 31, 1995 consisted of twelve properties, ten of which are being held for investment. These properties include nine apartment complexes, one shopping center, one combination office building and shopping center, and one farm and luxury residence. All of the Trust's real estate, except for the Phoenix Apartments and the farm and luxury residence, is pledged to secure first mortgage notes payable.

The Trust's management continues to focus on the capital appreciation of the Trust's existing portfolio but has accelerated the search for additional investments. Management's first priority is to invest surplus funds on needed improvements to the Trust's current real estate portfolio. The Trust intends to use additional funds, generated from property operations and refinancings, to make selective acquisitions, both residential and commercial, in the same geographical regions of the United States in which the Trust currently operates. During the second quarter of 1995, the Trust added three residential properties totaling 162 units to the portfolio. Management anticipates future acquisitions; however, because of various real estate industry conditions, including competing entities and the overall volatility of the real estate market, there is no assurance that the Trust will be able to continue to increase the size of its portfolio during the remainder of the fiscal year.

Liquidity and Capital Resources

Cash and cash equivalents totaled $875,000 at May 31, 1995 as compared with $209,000 at November 30, 1994. The Trust's principal sources of cash have been property operations and the collection of mortgage notes receivable. The Trust does not anticipate making additional mortgage loans. As such, as existing mortgage loans are paid off, the Trust's portfolio of mortgage notes receivable is expected to continue to decrease, and this source of cash will also decline. The Trust expects cash provided by property operations, along with funds from anticipated external sources, such as property sales and refinancings, will be sufficient to fund any needed property maintenance and capital improvements as well as meet the Trust's debt service obligations.

    Operating Activities

Net cash flow from property operations (rentals collected less payments for property operations) increased from $964,000 for the six months ended May 31, 1994 to $1.3 million for the six months ended May 31, 1995. This increase is primarily attributable to higher common area cost recovery collections from the Trust's commercial properties and reduced rental concessions during 1995. The operations of Riverside Apartments, leased by the Trust in August of 1994, and the three apartment complexes purchased in May 1995 also improved the Trust's 1995 net cash flow as compared to the same period in 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity and Capital Resources (Continued)

    Investing Activities

During the six months ended May 31, 1994, the Trust paid $327,000 for capital improvements primarily related to the renovation of the One Turtle Creek Office Complex, which was completed during 1994. The Trust paid $384,000 for capital improvements to its properties during the six months ended May 31, 1995 and anticipates an additional $400,000 will be incurred during the remainder of 1995.

Collections of notes receivable decreased from $378,000 for the six months ended May 31, 1994 to $179,000 for the six months ended May 31, 1995, primarily due to the note receivable which was secured by certain condominium units. In accordance with the mortgage loan terms, as the collateral units were sold, the sales proceeds were applied as a reduction to the Trust's mortgage loan balance. The Trust collected $326,000 and $110,000, respectively, related to this note during the six months ended May 31, 1994 and 1995. Also, one of the Trust's other mortgage loans was paid in full during the first half of 1995. The Trust expects note receivable collections to continue to decline as existing mortgage loans are paid off and does not anticipate funding additional loans in the future. However, during the second fiscal quarter of 1995 and, in conjunction with the restructured terms of the existing mortgage loan secured by the Polynesia Village Apartments, the Trust funded a $133,000 mortgage loan. Under the restructured terms, the Trust advanced these funds for exterior painting and repairs to be repaid with the Trust's second lien mortgage in November 1997.

In May 1995, the Trust purchased three apartment complexes, subject to an existing nonrecourse wrap mortgage of $2.4 million, comprising 162 units located in Tallahassee, Florida for $2.5 million. The Trust assumed the existing mortgage loan and paid the remaining $155,000 purchase price in cash in June 1995. The assumed mortgage loan bears interest at 10% per annum and matures June 1997. The Trust expects to further increase the size of its portfolio through additional acquisitions and intends to continue its efforts to dispose of the Briarwest Shopping Center in Houston, Texas during fiscal 1995.

    Financing Activities

At November 30, 1994, mortgage principal payments totaling $3.0 million were scheduled for fiscal 1995. During the six months ended May 31, 1995, mortgage principal payments totaling $800,000 were paid and included the $451,000 payoff of the mortgage loan secured by the Southern Elms Apartments, which was refinanced in January 1995. In connection with this refinancing, the Trust received net cash of $869,000 and paid Tarragon Realty Advisors, Inc. ("Tarragon"), the Trust's advisor since March 1, 1994, a refinancing fee of $13,700 based upon the new $1.4 million first mortgage. Also, in January 1995, the Trust extended the maturity date of the $1.9 million mortgage note, secured by One Turtle Creek Office Complex, from March 1995 to February 2005. The Trust is continuing to pursue the refinancing of the mortgage loan secured by the Aspentree Apartments in Dallas, Texas, which matures in June 1996, and hopes to complete this refinancing during 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity and Capital Resources (Continued)

    Financing Activities (Continued)

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

Also in October 1993, the Trust paid shareholders a taxable distribution of $0.25 per Share totaling $1.5 million in the form of either the Trust's 9% Series A Convertible Subordinated Debentures ("Debentures") or Uncertificated Convertible Subordinated Obligations ("Obligations"). The conversion privilege expired January 13, 1994 and for nonconverted Debentures and Obligations, interest is payable semi-annually. The Debentures and Obligations mature June 30, 2003 and are redeemable by the Trust at any time at 100% of the principal amount together with accrued but unpaid interest. On December 30, 1994, the Trust redeemed all the outstanding Obligations. See NOTE 4. "NOTES, DEBENTURES AND INTEREST PAYABLE".

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

Results of Operations

For the three and six months ended May 31, 1995, the Trust reported net income of $66,000 and $23,000, respectively, as compared with net income of $40,000 and a net loss of $183,000 for the corresponding periods in 1994, as more fully discussed in the following paragraphs.

Net rental income (rental income less property operating expenses) increased from $572,000 and $940,000 for the three and six month periods ended May 31, 1994 to $661,000 and $1.2 million for the three and six month periods ended May 31, 1995. With respect to properties held in both 1994 and 1995, the Trust benefited from higher rental rates and a reduction in rental concessions. Occupancy levels for these properties remained relatively stable from 1994 as compared to 1995. Additionally, the Trust's net rental income increased due to the Riverside Apartments in Austin, Texas, leased by the Trust in August 1994, and the May 1995 acquisition of three apartment complexes in Tallahassee, Florida.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)

Interest income decreased from $105,000 and $186,000 for the three and six months ended May 31, 1994 to $35,000 and $60,000 for the three and six months ended May 31, 1995. Interest income related to the Trust's note receivable secured by a second lien mortgage on the Polynesia Village Apartments decreased $58,000 and $103,000, respectively, as a result of the associated borrower's Plan of Reorganization. In accordance with the terms of the Plan, since September 1994, any excess cash flow has been paid pursuant to the first lien mortgage and then toward any property repairs and maintenance items. Also, in April 1995 two mortgage notes receivable with principal balances totaling $176,000 were paid in full.

Advisory fees to Tarragon were $61,000 for the six months ended May 31, 1995 and $33,000 for the six months ended May 31, 1994. Advisory fees to Basic Capital Management, Inc. ("BCM") were $40,000 for the six months ended May 31, 1994. Since March 1, 1994, Tarragon has provided advisory services to the Trust under an advisory agreement approved by the Trust's Board of Trustees. William S. Friedman, President, Chief Executive Officer and Trustee of the Trust, serves as a Director and Chief Executive Officer of Tarragon. Tarragon is owned by Lucy N. Friedman, Mr. Friedman's wife, and John A. Doyle, who serves as a Director, President and Chief Operating Officer of Tarragon and Chief Financial Officer, Chief Operating Officer and Trustee of the Trust. The Friedman and Doyle families together own approximately 23% of the outstanding shares of the Trust. A majority of the officers of the Trust are also officers of Tarragon.

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

Environmental Matters

Under various federal, state and local environmental laws, ordinances and regulations, the Trust may be potentially liable for removal or remediation costs, as well as certain other potential costs (including governmental fines and injuries to persons and property) relating to hazardous or toxic substances where property-level managers have arranged for the removal, disposal or treatment of hazardous or toxic substances. In addition, certain environmental laws impose liability for release of asbestos-containing materials into the air, and third parties may seek recovery from the Trust for personal injury associated with such materials.

The Trust's management is not aware of any environmental liability relating to the above matters that would have a material adverse effect on the Trust's business, assets or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Recent Accounting Pronouncements

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

In March 1995, the FASB issued SFAS No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The statement requires that long-lived assets be reviewed for impairment "...whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized," by a charge against earnings, equal to "...the amount by which the carrying amount of the asset exceeds the fair value of the asset." If impairment of a long-lived asset is recognized, the carrying value of the asset shall be reduced by the amount of the impairment and shall be accounted for as the asset's "new cost", and such new cost shall be depreciated over the asset's remaining useful life.

SFAS No. 121 also requires that long-lived assets held for sale "...be reported at the lower of carrying amount or fair value less cost to sell." If a reduction in a held for sale asset's carrying value to fair value less cost to sell is required, a provision for loss shall be recognized by a charge against earnings. Subsequent revisions, either upward or downward, to a held for sale asset's fair value less cost to sell shall result in adjustments to the asset's carrying value with a corresponding charge or credit to earnings, but the adjusted carrying value may not exceed the asset's carrying value when originally classified as held for sale. Long-lived assets held for sale are not to be depreciated.

SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. The Trust has not fully evaluated the effects of adopting SFAS No. 121 but anticipates that the Trust's policy with regard to the classification of revenue producing properties as assets held for sale prior to entering into a firm contract of sale may require reevaluation.

The Trust estimates that if SFAS No. 121 had been adopted effective December 1, 1994, its depreciation would have been reduced by $30,000 and net income would have increased by like amount for the six months ended May 31, 1995, and a provision for loss for either impairment of its properties held for investment or a decline in estimated fair value less cost to sell of its properties held for sale would not have been required.

                          PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    Exhibit 27.0 - Financial Data Schedule.

(b) Reports on Form 8-K.

         The following current reports on Form 8-K were filed during the period covered by this report or with respect to events which occurred during the period covered by this report:

                 Date of Event                 Date Filed                  Items Reported
                 -------------                 ----------                  --------------
                 April 1, 1995                 April 28, 1995              5.  Other Events
                 May 17, 1995                  May 22, 1995                5.  Other Events
                                                                           6.  Resignation of Registrant's Directors
                 May 30, 1995                  June 2, 1995                2.  Acquisition or Disposition of Assets
                                                                           7.  Financial Statements and Exhibits





                     [This space intentionally left blank.]

                                 SIGNATURE PAGE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         VINLAND PROPERTY TRUST





Date:                                          By:/s/ William S. Friedman
     -------------------------                    -----------------------------
                                                   William S. Friedman
                                                   President, Chief Executive
                                                   Officer and Trustee



Date:                                         By:/s/ John A. Doyle
     -------------------------                   ------------------------------
                                                   John A. Doyle
                                                   Chief Financial Officer,
                                                   Chief Operating Officer and
                                                   Trustee



Date:                                         By:/s/ Katie Jackson
     -------------------------                   ------------------------------
                                                   Katie Jackson
                                                   Vice President and
                                                   Chief Accounting Officer

          INDEX TO EXHIBITS




EXHIBIT 27 -- FINANCIAL DATA SCHEDULE