Form 10-Q
period 1995-08-31
VINLAND PROPERTY TRUST
filed 1995-10-13
CIK 23593

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended AUGUST 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from . . . . . . . . . .  to  . . . . . . . . .

                         Commission File Number 0-8003

                             VINLAND PROPERTY TRUST
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              California                                    94-2432628
---------------------------------------------       --------------------------
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


Shares of Beneficial Interest, No par value                  6,960,034
-------------------------------------------     --------------------------------
                   (Class)                      (Outstanding at October 6, 1995)

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements for the period ended August 31, 1995, have not been audited by independent certified public accountants, but in the opinion of the management of Vinland Property Trust (the "Trust"), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Trust's consolidated financial position, consolidated results of operations, and consolidated cash flows at the dates and for the periods indicated, have been included.

                            VINLAND PROPERTY TRUST
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                                                    August 31,          November 30,
                                                                                   ------------         ------------
                                                                                       1995                 1994
                                                                                   ------------         ------------
                        Assets                                                      (unaudited)           (audited)
                        ------
Real Estate
 Held for investment, net of accumulated depreciation
    ($4,979 in 1995 and $4,141 in 1994)   . . . . . . . . . .                        $ 23,768             $ 18,761
 Held for sale, net of accumulated depreciation
    ($0 in 1995 and $140 in 1994)   . . . . . . . . . . . . .                           8,225                1,601
                                                                                     --------             --------
                                                                                       31,993               20,362
Less - allowance for estimated losses . . . . . . . . . . . .                            (241)                  -
                                                                                     --------             --------
                                                                                       31,752               20,362
Notes and interest receivable
 Performing   . . . . . . . . . . . . . . . . . . . . . . . .                             739                  919
 Nonperforming, nonaccruing   . . . . . . . . . . . . . . . .                              -                 1,739
                                                                                     --------             --------
                                                                                          739                2,658
Less - allowance for estimated losses . . . . . . . . . . . .                              -                (1,802)
                                                                                     --------             --------
                                                                                          739                  856
Cash and cash equivalents.  . . . . . . . . . . . . . . . . .                              95                  209
Other assets  . . . . . . . . . . . . . . . . . . . . . . . .                           1,434                1,311
                                                                                     --------             --------
                                                                                     $ 34,020             $ 22,738
                                                                                     ========             ========

          Liabilities and Shareholders' Equity
          ------------------------------------
Liabilities
Notes, debentures and interest payable  . . . . . . . . . . .                        $ 23,555             $ 12,442
Other liabilities . . . . . . . . . . . . . . . . . . . . . .                           1,145                1,067
                                                                                     --------             --------
                                                                                       24,700               13,509
Commitments and contingencies . . . . . . . . . . . . . . . .
Shareholders' equity
Shares of beneficial interest, no par value; authorized
 shares, unlimited; issued and outstanding
 (6,960,034 shares in 1995 and in 1994)   . . . . . . . . . .                           2,318                2,318
Paid-in capital . . . . . . . . . . . . . . . . . . . . . . .                          43,876               43,876
Accumulated distributions in excess of
 accumulated earnings   . . . . . . . . . . . . . . . . . . .                         (36,874)             (36,965)
                                                                                     --------             --------
                                                                                        9,320                9,229
                                                                                     --------             --------
                                                                                     $ 34,020             $ 22,738
                                                                                     ========             ========

             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                             VINLAND PROPERTY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)



                                                 For the Three Months            For the Nine Months
                                                   Ended August 31,               Ended August 31,
                                               ------------------------       -------------------------
                                                 1995            1994           1995            1994
                                               ---------      ---------       ---------       ---------
Revenue
 Rentals  . . . . . . . . . . . . . . . . . .  $   2,072      $   1,657       $   5,817       $   4,652
 Interest   . . . . . . . . . . . . . . . . .         37             93              97             280
                                               ---------      ---------       ---------       ---------
                                                   2,109          1,750           5,914           4,932

Expenses
 Property operations  . . . . . . . . . . . .      1,483          1,093           4,009           3,149
 Interest   . . . . . . . . . . . . . . . . .        362            310             948             907
 Depreciation   . . . . . . . . . . . . . . .        247            234             698             707
 Advisory fee to affiliate  . . . . . . . . .         41             42             102              75
 Advisory fee to prior advisor  . . . . . . .         -              35              -               75
 General and administrative . . . . . . . . .         98            126             256             292
 Provision for losses   . . . . . . . . . . .       (190)            -             (190)             -
                                               ---------      ---------       ---------       ---------
                                                   2,041          1,840           5,823           5,205

                                               ---------      ---------       ---------       ---------
Net income (loss) . . . . . . . . . . . . . .  $      68      $     (90)      $      91       $    (273)
                                               =========      =========       =========       =========


Earnings per share

Net income (loss) per share . . . . . . . . .  $     .01      $    (.01)      $     .01       $    (.04)
                                               =========      =========       =========       =========
Weighted average shares of
 beneficial interest used in
 computing earnings per share   . . . . . . .  6,960,034      6,960,034       6,960,034       6,803,649
                                               =========     ==========      ==========      ==========

             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                             VINLAND PROPERTY TRUST
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)


                                                                             Accumulated
                                            Shares of                       Distributions
                                       Beneficial Interest                  in Excess of
                                      ----------------------     Paid-in     Accumulated     Shareholders'
                                      Shares        Amount       Capital      Earnings           Equity
                                     --------      --------     ---------   -------------    -------------
Balance, December 1,
         1994   . . . . . .          6,960,034      $ 2,318      $ 43,876      $ (36,965)       $ 9,229

Net income  . . . . . . . .                 -            -             -              91             91
                                     ---------      -------      --------      ---------        -------

Balance, August 31,
         1995 (unaudited)            6,960,034      $ 2,318      $ 43,876      $ (36,874)       $ 9,320
                                     =========      =======      ========      =========        =======





             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                             VINLAND PROPERTY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)


                                                                                                For the Nine Months
                                                                                                  Ended August 31,
                                                                                            ---------------------------
                                                                                             1995                 1994
                                                                                            -------             -------
Cash Flows from Operating Activities
  Rentals collected   . . . . . . . . . . . . . . . . . . . . . . . . . .                   $ 5,819             $ 4,553
  Interest collected  . . . . . . . . . . . . . . . . . . . . . . . . . .                        93                 226
  Interest paid   . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      (964)               (849)
  Payments for property operations  . . . . . . . . . . . . . . . . . . .                    (4,082)             (3,183)
  General and administrative expenses paid  . . . . . . . . . . . . . . .                      (246)               (322)
  Advisory fee paid to affiliate  . . . . . . . . . . . . . . . . . . . .                      (117)                (90)
  Advisory fee received from (paid to) prior advisor  . . . . . . . . . .                        91                 (30)
  Deferred financing costs paid   . . . . . . . . . . . . . . . . . . . .                      (105)                (61)
                                                                                            -------             -------

    Net cash provided by operating activities   . . . . . . . . . . . . .                       489                 244

Cash Flows from Investing Activities
  Collections of notes receivable . . . . . . . . . . . . . . . . . . . .                       180                 579
  Real estate improvements  . . . . . . . . . . . . . . . . . . . . . . .                      (382)               (897)
  Funding of notes receivable   . . . . . . . . . . . . . . . . . . . . .                      (196)                 -
  Acquisition of real estate  . . . . . . . . . . . . . . . . . . . . . .                      (231)                 -
                                                                                            -------             -------

    Net cash (used in) investing activities   . . . . . . . . . . . . . .                      (629)               (318)

Cash Flows from Financing Activities
  Proceeds from borrowings  . . . . . . . . . . . . . . . . . . . . . . .                     1,370                  -
  Payments of notes payable . . . . . . . . . . . . . . . . . . . . . . .                    (1,253)               (280)
  Exercise of share purchase rights . . . . . . . . . . . . . . . . . . .                        -                  279
  Redemption of uncertificated obligations  . . . . . . . . . . . . . . .                       (91)                 -
                                                                                            -------             -------

    Net cash provided by (used in) financing activities   . . . . . . . .                        26                  (1)
                                                                                            -------             -------

Net (decrease) in cash and cash equivalents . . . . . . . . . . . . . . .                      (114)                (75)

Cash and cash equivalents, beginning of the period  . . . . . . . . . . .                       209                 134
                                                                                            -------             -------
Cash and cash equivalents, end of the period  . . . . . . . . . . . . . .                   $    95             $    59
                                                                                            =======             =======



             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                             VINLAND PROPERTY TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                                For the Nine Months
                                                                                                  Ended August 31,
                                                                                          ------------------------------
                                                                                            1995                  1994
                                                                                          --------               -------
Reconciliation of net income (loss) to net cash provided by
operating activities:
  Net income (loss)   . . . . . . . . . . . . . . . . . . . . . . . . . . .               $     91               $  (273)
    Depreciation and amortization   . . . . . . . . . . . . . . . . . . . .                    820                   770
    Provision for losses  . . . . . . . . . . . . . . . . . . . . . . . . .                   (190)                   -
    Change in other assets and liabilities, net of
      effects of noncash investing activity
      (Increase) in interest receivable   . . . . . . . . . . . . . . . . .                     -                    (53)
      (Increase) in other assets  . . . . . . . . . . . . . . . . . . . . .                   (105)                 (208)
      (Decrease) in other liabilities   . . . . . . . . . . . . . . . . . .                    (72)                  (30)
      (Decrease) increase in interest payable   . . . . . . . . . . . . . .                    (55)                   38
                                                                                          --------               -------

    Net cash provided by operating activities   . . . . . . . . . . . . . .               $    489               $   244
                                                                                          ========               =======


Supplemental schedule of noncash investing and financing activities:

Changes in assets and liabilities in connection with:

  In-substance foreclosure - Polynesia Village
    Apartments
    Carrying value of real estate   . . . . . . . . . . . . . . . . . . . .               $  7,984               $    -
    Net carrying value of notes receivable  . . . . . . . . . . . . . . . .                 (1,935)                   -
    Mortgage debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (5,837)                   -
    Accrued interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .                    (37)                   -
    Other liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . .                   (100)                   -
                                                                                          --------               -------
    Cash paid   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $     75               $    -
                                                                                          ========               =======

Acquisition of real estate
    Real estate   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $  2,496               $    -
    Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     77                    -
    Mortgage debt   . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (2,363)                   -
    Accrued interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .                    (20)                   -
    Other liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . .                    (72)                   -
                                                                                          --------               -------
        Cash paid   . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $    118               $    -
                                                                                          ========               =======


             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                             VINLAND PROPERTY TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)
                                  (Unaudited)

Supplemental schedule of noncash investing and financing activities (continued):

                                                                                                For the Nine Months
                                                                                                  Ended August 31,
                                                                                          ------------------------------
                                                                                            1995                  1994
                                                                                          --------               -------
Tax-free exchange
 Real estate acquired   . . . . . . . . . . . . . . . . . . . . . . . . . .               $  3,348               $   -
 Real estate disposed of  . . . . . . . . . . . . . . . . . . . . . . . . .                   (510)                  -
 Other assets acquired  . . . . . . . . . . . . . . . . . . . . . . . . . .                     65                   -
 Mortgage debt assumed  . . . . . . . . . . . . . . . . . . . . . . . . . .                 (2,885)                  -
 Other liabilities released   . . . . . . . . . . . . . . . . . . . . . . .                     20                   -
                                                                                          --------               -------
         Cash paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $     38               $   -
                                                                                          ========               =======

Obligation assumed in connection with property exchange . . . . . . . . . .               $     -                $  240

Conversion of Convertible Debentures and Obligations  . . . . . . . . . . .               $     -                $  447



                     [This space intentionally left blank.]

             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                             VINLAND PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine-month period ended August 31, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 1995. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Trust's Annual Report on Form 10-K for the fiscal year ended November 30, 1994 (the "1994 Form 10-K").

Certain 1994 balances have been reclassified to conform to the 1995 presentation.

Earnings per share have been computed based on the weighted average number of shares of beneficial interest outstanding for the three and nine months ended August 31, 1995 and 1994.

NOTE 2. NOTES AND INTEREST RECEIVABLE

In August 1995, the Trust and the borrower agreed to a settlement of the $1.9 million note receivable secured by a second lien mortgage on the Polynesia Village Apartments (the "Property"). The Property, a 448-unit apartment complex located in Tacoma, Washington, is subject to senior underlying debt in the amount of $5.8 million. Pursuant to the terms of the agreement, in August 1995, the Trust paid the borrower $75,000 and gained control of the Property. Simultaneously, the deed to the Property was placed in escrow to be transferred to the Trust upon payment of an additional $100,000, due between January 1, 1996, and February 22, 1996. At August 31, 1995, the Trust recorded an in-substance foreclosure of the Property classified with real estate held for sale on the Trust's Consolidated Balance Sheet. As the estimated fair value of the property exceeded the Trust's recorded investment in the mortgage note, a previously established allowance for estimated loss of $1.0 million was reversed with a corresponding credit to provision for losses.

NOTE 3. REAL ESTATE

In May 1995, the Trust purchased three apartment complexes: Collegewood, Florida Towers, and Jefferson Towers, located in Tallahassee, Florida for $2.5 million, subject to an existing nonrecourse wrap mortgage of $2.4 million. The Trust assumed the existing mortgage loan and paid the remaining purchase price, along with closing costs, of $118,000 in cash from the general working capital of the Trust. Concurrently with the execution of the loan assumption, on June 5, 1995, the Trust paid the lender $300,000 in cash reducing the principal balance by the same amount. The mortgage loan calls for monthly interest payments calculated at 10% per annum and matures June 1997.

                             VINLAND PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. REAL ESTATE (Continued)

The Trust purchased the above properties from Investors Florida Capitol Fund II, Ltd., a Florida limited partnership (the "Seller"). Investors General, Inc. ("IGI"), which owns a 1% general partnership interest in the Seller, is owned by Investors General Acquisition Corporation ("IGAC"). John A. Doyle, Trustee, Chief Financial Officer, and Chief Operating Officer of the Trust, is a 62.5% stockholder of IGAC. Mr. Doyle also serves as Director, President, and Chief Operating Officer of Tarragon Realty Advisors, Inc. ("Tarragon"), the Trust's advisor since March 1, 1994. Tarragon is owned by Lucy N. Friedman, William S. Friedman's wife, and Mr. Doyle. Mr. Friedman serves as President, Chief Executive Officer, and Trustee of the Trust and Director and Chief Executive Officer of Tarragon. The Friedman and Doyle families together own approximately 23% of the outstanding shares of the Trust. The purchase price of the properties was based on their fair market values, and the entire transaction was approved by a majority of the limited partners of the Seller as well as the unaffiliated Trustees of the Trust. IGI and Messrs. Friedman and Doyle abstained in the votes.

As previously disclosed in the Trust's 1994 Form 10-K, in August 1994, the Trust entered into a tax-free exchange contract involving Westover Valley Apartments ("Westover") in Fort Worth, Texas and the Riverside Apartments ("Riverside") in Austin, Texas. On August 18, 1995, the exchange was completed whereby the Riverside title was transferred to the Trust and accordingly the Westover title was relinquished by the Trust. In connection with the exchange closing, the Trust assumed the $2.9 million mortgage note secured by a first lien on Riverside. The note bears interest at 8.5% per annum, calls for monthly principal and interest payments of $24,157, and matures September 1999. Also at the closing, the notes payable assumed by the Trust upon entering into the exchange contract of $240,000 had been paid in full and the collateral pledged, one of the Trust's mortgage notes in the principal amount of $600,000, was released. The Trust recognized no gain or loss on the exchange.

During the third quarter of 1995, the Trust determined that the availability of mortgage financing and the appreciation in retail rents in Houston, Texas, made holding the Briarwest Shopping Center ("Briarwest") in the best interest of the Trust and, accordingly, the Trust reclassified Briarwest from real estate held for sale to real estate held for investment.

NOTE 4. ALLOWANCE FOR ESTIMATED LOSSES AND PROVISIONS FOR LOSSES

Activity in the allowance for estimated losses during the nine months ended August 31, 1995, was as follows:

                 Balance December 1, 1994       . . . . .               $ 1,802
                 Amounts reversed . . . . . . . . . . . .                (1,561)
                                                                        -------

                 Balance August 31, 1995  . . . . . . . .               $   241
                                                                        =======

                             VINLAND PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. ALLOWANCE FOR ESTIMATED LOSSES AND PROVISIONS FOR LOSSES (Continued)

In August 1995, the Trust determined a permanent impairment in value existed on the Villas at Central Park, a 288-unit apartment complex located in Orlando, Florida. A provision for loss of $1.4 million was recorded in the third fiscal quarter of 1995 by a charge against current earnings reducing the carrying value of the property to its then estimated fair value. The property collateralizes mortgage debt totaling $5.4 million, which is not currently in default. The Trust is negotiating with the lender on the second lien totaling $3.0 million to obtain a modification of the mortgage debt, as the Trust believes further investment in the property cannot be justified without substantial modification of the debt. If the Trust is unsuccessful in these negotiations, the Trust intends to dispose of the property by sale or conveyance to either the first or second mortgage holder or to some third party in any event for nominal consideration. Regardless of the manner of disposition, the Trust anticipates that no additional loss would be incurred.

After further review of the Trust's assets as of August 31, 1995, the Trust concluded that the remaining $802,000 balance in the allowance for estimated losses was no longer required against notes receivable. The Trust ascertained that a $241,000 allowance against the carrying value of the Cochonour Horse Farm and residence, acquired in September 1994 as partial settlement on one of the Trust's mortgage notes receivable, was necessary to reduce its carrying value to its estimated fair value. As a result, a reversal of $561,000 of the allowance for estimated losses was recorded in August 1995 as a credit to current earnings.

NOTE 5. NOTES, DEBENTURES AND INTEREST PAYABLE

In January 1995, the Trust completed the refinancing of the mortgage debt secured by the Southern Elms Apartments located in Tulsa, Oklahoma. The Trust received net refinancing proceeds of $869,000 after the payoff of the existing $451,000 mortgage loan that bore interest at 12% per annum and was scheduled to mature in fiscal 1995. The remainder of the refinancing proceeds were used to fund escrows for replacements and repairs and to pay closing costs associated with the refinancing. The new $1.4 million nonrecourse mortgage loan bears interest at 9.68% per annum, requires monthly principal and interest payments of $12,100, and matures in February 2002. The Trust paid a refinancing fee of $13,700 to Tarragon based upon the new $1.4 million first mortgage financing.

Also in January 1995, the Trust extended the maturity date of the $1.9 million nonrecourse mortgage secured by the One Turtle Creek Office Complex. The mortgage loan, originally scheduled to mature in March 1995, will continue to accrue interest at 9% per annum, requires monthly payments of principal and interest totaling $16,850, and matures February 2005.

In October 1993, the Trust paid shareholders a taxable distribution of $0.25 per share of beneficial interest (the "Shares" and each a "Share") in the form of either the Trust's 9% Series A Convertible Subordinated Debentures ("Debentures") or Uncertificated Convertible Subordinated Obligations ("Obligations"). The Debentures and Obligations were convertible at a price of $0.80 per Share and the conversion privilege of each expired January 13, 1994. Nonconverted Debentures and Obligations, scheduled to mature June 30, 2003, call for interest payments semi-annually and are redeemable by the Trust at any time at 100% of the principal amount together with accrued but unpaid interest. In December 1994, the Trust redeemed all the outstanding Obligations. At August 31, 1995, the principal balance of the Debentures outstanding was $929,000.

                             VINLAND PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. INCOME TAXES

The Trust has elected and, in the opinion of the Trust's management, qualified to be taxed as a Real Estate Investment Trust ("REIT") as defined under Sections 856 through 860 of the Internal Revenue Code of 1986 and, as such, will not taxed for federal income tax purposes on that portion of its taxable income which is distributed to shareholders provided that at least 95% of its REIT taxable income is distributed.

No provision has been made for federal income taxes because the Trust believes it has qualified as a REIT and expects that it will continue to do so.

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

The Trust's real estate at August 31, 1995 consisted of thirteen properties, eleven of which are being held for investment. These properties include ten apartment complexes, one shopping center, one combination office building and shopping center, and one farm and luxury residence. All of the Trust's real estate, except for the Phoenix Apartments and the farm and luxury residence, is pledged to secure first mortgage notes payable.

The Trust's management continues to focus on the capital appreciation of the Trust's existing portfolio and the search for additional investments. Management's first priority is to invest surplus funds on needed improvements to the Trust's current real estate portfolio. The Trust intends to use any additional funds, generated from property operations and refinancings, to make selective acquisitions, both residential and commercial, in the same geographical regions of the United States in which the Trust currently operates. During 1995, the Trust added three residential properties and consummated the tax-free exchange for the Riverside Apartments in Austin, Texas, increasing the Trust's multifamily portfolio by a total of 307 units. Management anticipates future acquisitions; however, because of various real estate industry conditions, including competing entities and the overall volatility of the real estate market, there is no assurance that the Trust will be able to continue to increase the size of its portfolio during the remainder of the fiscal year.

Liquidity and Capital Resources

Cash and cash equivalents totaled $95,000 at August 31, 1995, as compared with $209,000 at November 30, 1994. The Trust's principal sources of cash have been property operations and the collection of mortgage notes receivable. The Trust does not anticipate making additional mortgage loans. Accordingly, as existing mortgage loans are paid off, the Trust's portfolio of mortgage notes receivable is expected to continue to decrease, and this source of cash will also decline. The Trust's mortgage loan portfolio decreased significantly during the third fiscal quarter of 1995 due to the in-substance foreclosure of the Polynesia Village Apartments, discussed in more detail below under "Investing Activities". The Trust expects cash provided by property operations, along with funds from anticipated external sources, such as property sales and refinancings, will be sufficient to fund any needed property maintenance and capital improvements as well as meet the Trust's debt service obligations.

    Operating Activities

Net cash flow from property operations (rentals collected less payments for property operations) increased from $1.4 million for the nine months ended August 31, 1994, to $1.7 million for the nine months ended August 31, 1995. This increase is primarily attributable to higher common area cost recovery collections from the Trust's commercial properties and reduced rental concessions during 1995. The operations of Riverside Apartments, leased by the Trust in August of 1994 and acquired in August 1995, and the three apartment complexes purchased in May 1995 also improved the Trust's 1995 cash flow from operations as compared to the same period in 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

    Investing Activities

During the nine months ended August 31, 1994, the Trust paid $897,000 for capital improvements primarily related to the renovation of the One Turtle Creek Office Complex, which was completed during 1994. The Trust paid $382,000 for capital improvements to its properties during the nine months ended August 31, 1995, and anticipates an additional $100,000 will be incurred during the remainder of 1995.

Collections of notes receivable decreased from $579,000 for the nine months ended August 31, 1994, to $180,000 for the nine months ended August 31, 1995, primarily due to the Cochonour note receivable ("Cochonour"), secured by several condominium units. In accordance with the terms of the Cochonour mortgage loan, as the collateral condominium units were sold, the associated sales proceeds were paid to the Trust as principal reductions to the Trust's note receivable balance. During the nine months ended August 31, 1994 and 1995, the Trust collected $326,000 and $110,000, respectively, related to this note. Also, two of the Trust's other mortgage loans were paid in full, one in the amount of $200,000 in the third quarter of 1994, and one in the amount of $66,000 in the second quarter of 1995. The Trust expects note receivable collections to continue to decline as existing mortgage loans are paid off and does not anticipate funding additional loans in the future. However, during 1995 and pursuant to the restructured terms of the mortgage loan secured by a second lien on the Polynesia Village Apartments (the "Property"), the Trust funded an additional $196,000 to the borrower for exterior painting and repairs. In August 1995, the Trust and the borrower agreed to a settlement of the mortgage loan balance whereby the Trust paid the borrower $75,000 and gained control of the Property. Simultaneously, the deed to the Property was placed in escrow to be transferred to the Trust upon payment of an additional $100,000 due between January 1, 1996, and February 22, 1996. At August 31, 1995, the Trust recorded an in-substance foreclosure of the Property.

In May 1995, the Trust purchased three apartment complexes, subject to an existing nonrecourse wrap mortgage of $2.4 million, comprising 162 units located in Tallahassee, Florida for $2.5 million. The Trust assumed the existing mortgage loan and paid the remaining purchase price, along with closing costs, of $118,000 in cash. The assumed mortgage loan bears interest at 10% per annum and matures June 1997.

In August 1995, the Trust completed the exchange of the Westover Valley Apartments ("Westover") in Fort Worth, Texas, for the Riverside Apartments ("Riverside") in Austin, Texas. In connection with the exchange, the Trust assumed the $2.9 million mortgage loan secured by a first lien on Riverside. The loan bears interest at 8.5% per annum and matures September 1999. The Trust paid a loan assumption fee and other costs associated with the exchange closing totaling $38,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

    Financing Activities

At November 30, 1994, mortgage principal payments totaling $3.0 million were scheduled for fiscal 1995. It is the Trust's intention to either pay the mortgages when due or seek to extend the due dates one, two or more years while attempting to obtain long-term financing. During the nine months ended August 31, 1995, mortgage principal payments totaling $1.3 million were paid and included the $451,000 payoff of the mortgage loan secured by the Southern Elms Apartments, which was refinanced in January 1995. In connection with this refinancing, the Trust received net cash of $869,000 and paid Tarragon Realty Advisors, Inc. ("Tarragon"), the Trust's advisor since March 1, 1994, a refinancing fee of $13,700 based upon the new $1.4 million first mortgage. Also, in January 1995, the Trust extended the maturity date of the $1.9 million mortgage note, secured by One Turtle Creek Office Complex, from March 1995 to February 2005. The Trust is continuing to pursue the refinancing of the mortgage loan secured by the Aspentree Apartments in Dallas, Texas, which matures in June 1996. However, there is no assurance that the Trust will be successful in this regard.

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

Also in October 1993, the Trust paid shareholders a taxable distribution of $0.25 per Share totaling $1.5 million in the form of either the Trust's 9% Series A Convertible Subordinated Debentures ("Debentures") or Uncertificated Convertible Subordinated Obligations ("Obligations"). The conversion privilege expired January 13, 1994 and for nonconverted Debentures and Obligations, interest is payable semi-annually. The Debentures and Obligations mature June 30, 2003 and are redeemable by the Trust at any time at 100% of the principal amount together with accrued but unpaid interest. On December 30, 1994, the Trust redeemed all the outstanding Obligations. See NOTE 5. "NOTES, DEBENTURES AND INTEREST PAYABLE".

Results of Operations

For the three and nine months ended August 31, 1995, the Trust reported net income of $68,000 and $91,000, respectively, as compared with net losses of $90,000 and $273,000 for the corresponding periods in 1994, as more fully discussed in the following paragraphs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Net rental income (rental revenue less property operating expenses) increased from $564,000 and $1.5 million for the three and nine month periods ended August 31, 1994 to $589,000 and $1.8 million for the three and nine month periods ended August 31, 1995. These increases are primarily due to the acquisition of Riverside Apartments, leased by the Trust in August 1994 and acquired in August 1995, and the May 1995 acquisitions of the three multifamily properties in Florida. With respect to Trust properties held in both years, net rental income improved as a result of increased common area cost recovery income and a reduction in rental concessions, predominantly related to the Trust's commercial properties. Rental rates also increased slightly in 1995. These increases were partially offset by higher operating expenses, primarily repair and maintenance expenses in an effort to raise occupancy levels, which remained relatively stable for properties held in both years.

Interest income decreased from $93,000 and $280,000 for the three and nine month periods ended August 31, 1994, to $37,000 and $97,000 for the three and nine month periods ended August 31, 1995. Interest income related to the Trust's note receivable secured by a second lien mortgage on the Polynesia Village Apartments decreased $57,000 and $160,000, respectively, as a result of the associated borrower's Plan of Reorganization. In accordance with the terms of the Plan, since September 1994, any excess cash flow was paid pursuant to the first lien mortgage and then toward any property repairs and maintenance items. On August 31, 1995, the Trust recorded an in-substance foreclosure of the Polynesia Village Apartments. See NOTE 2. "NOTES AND INTEREST RECEIVABLE". Also, in April 1995, two mortgage notes receivable with principal balances totaling $176,000 were paid in full.

Interest expense increased from $310,000 and $907,000 for the three and nine month periods ended August 31, 1994, to $362,000 and $948,000 for the corresponding periods in 1995. Of these increases, $65,000 and $71,000 resulted from the interest expense associated with loans assumed in connection with the 1995 property acquisitions. In addition, interest expense increased due to the refinancing of the mortgage debt secured by the Southern Elms Apartments, increasing the mortgage loan balance by $1.0 million.

Advisory fees decreased from $150,000 for the nine months ended August 31, 1994, of which $75,000 was to Tarragon and $75,000 was to Basic Capital Management, Inc. ("BCM"), to $102,000 for the nine months ended August 31, 1995. Since March 1, 1994, Tarragon has provided advisory services to the Trust under an advisory agreement approved by the Trust's Board of Trustees. William
S. Friedman, President, Chief Executive Officer and Trustee of the Trust, serves as a Director and Chief Executive Officer of Tarragon. Tarragon is owned by Lucy N. Friedman, Mr. Friedman's wife, and John A. Doyle, who serves as a Director, President and Chief Operating Officer of Tarragon and Chief Financial Officer, Chief Operating Officer and Trustee of the Trust. The Friedman and Doyle families together own approximately 23% of the outstanding shares of the Trust. A majority of the officers of the Trust are also officers of Tarragon.

General and administrative expenses decreased from $126,000 and $292,000 for the three and nine month periods ended August 31, 1994, to $98,000 and $256,000 for the corresponding periods in 1995 primarily due to decreases in reimbursable expenses of the advisor.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

The Trust recorded a provision for loss credit of $190,000 in August 1995 as a result of the following events. A reversal of a previously recorded provision for loss of $1.0 million related to the Trust's mortgage loan secured by a second lien mortgage on the Polynesia Village Apartments, and a $1.4 million provision for loss due to permanent impairment on one of the Trust's multifamily properties, were both recorded in August 1995. Finally, the Trust determined that the remaining $802,000 balance of the allowance for estimated losses was no longer required against the Trust's mortgage note receivable portfolio, while a $241,000 allowance for estimated losses was necessary against the carrying value of one of its properties held for sale. As such, the Trust recorded a reversal of $561,000 in August 1995. See NOTE 2. "NOTES AND INTEREST RECEIVABLE" and NOTE 4. "ALLOWANCE FOR ESTIMATED LOSSES AND PROVISIONS FOR LOSSES" in the Notes to the Consolidated Financial Statements for a more detailed discussion.

The Trust's management, on a quarterly basis, reviews the carrying values of the Trust's mortgage loans and properties held for sale. Generally accepted accounting principles require that the carrying value of a mortgage loan or a property held for sale cannot exceed its cost or its estimated fair value. In those instances in which estimates of fair value of the Trust's properties held for sale or mortgage loans are less than the carrying values thereof at the time of evaluation, a provision for loss is recorded by a charge against operations. The estimate of fair value of the mortgage loans is based on management's review and evaluation of the collateral properties securing the mortgage loans. The review of collateral properties and properties held for sale generally includes selective site inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of maintenance requirements, discussions with the manager of the property, and a review of the surrounding area. Future quarterly reviews could cause the Trust's management to adjust current estimates of fair value.

The Trust's management also reviews the Trust's properties held for investment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. This review generally consists of a review of the properties' cash flow, current and projected market conditions, as well as any changes in general and local economic conditions. If an impairment loss exists based on the results of this review, a loss is recognized by a charge against current earnings and a corresponding reduction in the respective asset's carrying value. The amount of this impairment loss is equal to the amount by which the carrying value of the property exceeds the estimated fair value.

Income Tax Aspects

The Trust has elected and, in the opinion of the Trust's management, qualified to be treated as a Real Estate Investment Trust ("REIT") as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). The Code requires a REIT to distribute at least 95% of its REIT taxable income plus 95% of its net income from foreclosure property, as defined in Section 857 of the Code, to its shareholders.

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

In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. SFAS No. 121 also requires long-lived assets expected to be disposed of to be carried at the lower of carrying amount or fair value less cost to sell and to not be depreciated. The Trust will adopt SFAS No. 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

The Trust estimates that if SFAS No. 121 had been adopted effective December 1, 1994, its depreciation would have been reduced by $46,000 and its net income increased by a like amount for the nine months ended August 31, 1995, and no additional provisions for losses for either impairment of its properties held for investment or declines in estimated fair value less cost to sell of its properties held for sale would have been required.

                           PART II. OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    Exhibit 27.0 - Financial Data Schedule.

(b) Reports on Form 8-K.

       The following current reports on Form 8-K were filed during the period covered by this report or with respect to events which occurred during the period covered by this report:

          Date of Event       Date Filed         Items Reported
          -------------       ----------         --------------
          May 30, 1995        July 13, 1995      2. Acquisition or Disposition of Assets
                                                 7. Financial Statements and Exhibits



                    [This space intentionally left blank.]

                                 SIGNATURE PAGE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     VINLAND PROPERTY TRUST





Date: October 13, 1995                     By: /s/ WILLIAM S. FRIEDMAN
                                           -----------------------------------
                                           William S. Friedman
                                           President, Chief Executive
                                           Officer and Trustee



Date: October 13, 1995                     By: /s/ JOHN A. DOYLE
                                           -----------------------------------
                                           John A. Doyle
                                           Chief Financial Officer,
                                           Chief Operating Officer and
                                           Trustee



Date: October 13, 1995                     By: /s/ KATIE JACKSON
                                           -----------------------------------
                                           Katie Jackson
                                           Vice President and
                                           Chief Accounting Officer

                             VINLAND PROPERTY TRUST
                               INDEX TO EXHIBITS



EXHIBIT 27.0               Financial Data Schedule                       Page 21