Form 10-K
period 1995-11-30
VINLAND PROPERTY TRUST
filed 1996-02-26
CIK 23593

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(mark one)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1995
                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

 FOR THE TRANSITION PERIOD FROM  . . . . . . . . .  TO  . . . . . . . . . .

                           COMMISSION FILE NUMBER   0-8003

                             VINLAND PROPERTY TRUST
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                         94-2432628
 --------------------------------                     ------------------------
 (State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

 3878 OAK LAWN, SUITE 300, DALLAS, TX                          75219
----------------------------------------              ------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code   (214) 522-9910
                                                   ------------------

          Securities Registered Pursuant to Section 12 (b) of the Act:

                                      NONE

          Securities Registered Pursuant to Section 12 (g) of the Act:

             9% SERIES A SUBORDINATED DEBENTURES DUE JUNE 30, 2003

                  SHARES OF BENEFICIAL INTEREST, NO PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 9, 1996, the Registrant had 1,363,573 shares of beneficial interest outstanding. Of the total shares outstanding, 993,054 were held by other than those who may be deemed to be affiliated, for an aggregate value of $4,965,270 based on the last trade as reported by the National Association of Securities Dealers Automated Quotations System on February 9, 1996. The basis of this calculation does not constitute a determination by the Registrant that all of such persons or entities are affiliates of the Registrant as defined in rule 405 of the Securities Act of 1933, as amended.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                  INDEX TO
                         ANNUAL REPORT ON FORM 10-K


                                                                                                                  Page
                                                                                                                  ----
                                                          PART I
                                                          ------

Item 1.           Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               3

Item 2.           Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               5

Item 3.           Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               9

Item 4.           Submission of Matters to a Vote of Security Holders.  . . . . . . . . . . . . . . .               9

                                                         PART II
                                                         -------

Item 5.           Market for Registrant's Shares of Beneficial
                    Interest and Related Shareholder Matters  . . . . . . . . . . . . . . . . . . . .               11

Item 6.           Selected Financial Data   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               13

Item 7.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations   . . . . . . . . . . . . . . . . . . . . . .               14

Item 8.           Financial Statements and Supplementary Data   . . . . . . . . . . . . . . . . . . .               22

Item 9.           Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosures  . . . . . . . . . . . . . . . . . . . . . .               46

                                                         PART III
                                                         --------

Item 10.          Trustees, Executive Officers, and Advisor of the Registrant   . . . . . . . . . . .               46

Item 11.          Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               57

Item 12.          Security Ownership of Certain Beneficial Owners and
                    Management  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               59

Item 13.          Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . .               60

                                                         PART IV
                                                         -------

Item 14.          Exhibits, Financial Statement Schedules, and
                    Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               64

Signature Page      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               67


                                     PART I

ITEM 1.  BUSINESS

General

Vinland Property Trust (the "Trust") is a California business trust that was established July 18, 1973, by a Declaration of Trust, as amended, (the "Declaration of Trust") and which commenced operations April 2, 1974. The Trust has elected to be treated as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, (the "Code") and in the opinion of the Trust's management has qualified for federal taxation as such for each fiscal year subsequent to November 30, 1974.

The Trust's principal offices are located at One Turtle Creek Office Complex, a Trust property since March 1992; 3878 Oak Lawn Avenue, Suite 300, Dallas, Texas 75219. The telephone number is (214) 522-9910 and fax number is (214) 522-9945. In the opinion of the Trust's management, the Trust's offices are adequate for its present operations.

Business Description and Investment Objectives

The Trust was established to provide investors with a professionally managed, diversified portfolio of real estate investments selected to produce current income and opportunities for capital appreciation. The Trust's primary business and only industry segment is investing in income producing real estate. At November 30, 1995, the Trust's real estate portfolio, concentrated in Texas, Oklahoma, and Florida, consisted of ten multifamily properties, a shopping center, an office/retail complex, and one farm and luxury residence.

The Trust's principal objectives are to increase funds from operations and maximize the value of its existing real estate portfolio through aggressive management and a policy of consistent capital improvements. The Trust intends to use the proceeds from property sales and mortgage refinancings to expand its portfolio through opportunistic purchases of income producing properties, predominantly in markets where the Trust presently operates. Future investments will be focused on older, mismanaged, or underperforming properties, both multifamily and commercial, and will be selected based on initial rates of return and the potential for improvement through revenue enhancing capital improvements and proper management. Investments may take the form of joint ventures, mortgage participations, and partnership interests as well as outright purchases.

Management of the Trust

The Trust's Board of Trustees (the "Board"), elected annually by the shareholders of the Trust or appointed by the incumbent Board until the next annual meeting of shareholders, manages the affairs of the Trust. There are currently five members on the Board, three of which are unaffiliated with the Trust. The day-to-day operations of the Trust and the implementation of Trust policies, as defined by the Board, are managed by a contractual advisory firm, approved by Trust shareholders and which operates under the supervision of the
Board.   The duties of the advisor include, among other things, locating, investigating, evaluating, and recommending real estate investment and sales opportunities, as well as financing and refinancing sources for the Trust. The advisor also serves as a consultant in connection with the business plan and investment policy decisions made by the Board.

Tarragon Realty Advisors, Inc. ("Tarragon" or the "Advisor") has provided advisory services to the Trust since March 1, 1994. At the annual meeting of shareholders held on November 20, 1995, the shareholders approved the renewal of Tarragon as the advisor under an advisory agreement dated April 1, 1995. William S. Friedman, President, Chief Executive Officer, and Trustee of the Trust, serves as a Director and Chief Executive Officer of Tarragon. Tarragon is owned by Lucy N. Friedman, Mr. Friedman's wife, and John A. Doyle, who serves as a Director and President of Tarragon and Chief Financial Officer and Trustee of the Trust. The Friedman and Doyle families together own approximately 27% of the outstanding shares of the Trust. A majority of the officers of the Trust are also officers of Tarragon.

The Trust has no employees. Employees of Tarragon provide executive and administrative services to the Trust.

Property Management

Tarragon provides property management services to the Trust for a fee of 4.5% of the monthly gross rents collected on multifamily properties and commercial properties. Tarragon subcontracts with other entities for the provision of much of the property-level management services to the Trust.

Competition

The Trust's plan of operation is to continue to improve the quality of its properties through consistent capital improvements and, to the extent surplus funds and attractive investments are available, to acquire additional multifamily and commercial properties, primarily in locations where the Trust presently operates. Management believes that ownership of the type of properties in which the Trust invests is highly fragmented among individuals, partnerships, public and private corporations, and other real estate investment trusts and that no particularly dominant entities exist in the market for such properties. The Trust competes with numerous entities engaged in real estate activities, many of which may have greater financial resources than the Trust. However, the Trust has not experienced material differences in competition in the various regions of the United States in which it invests.

Management believes that success in real estate investment is primarily dependent upon general market conditions; geographic location; the performance of asset and property managers in areas such as marketing, collections, capital improvements, and the control of operating expenses; and the maintenance and appearance of the property, rather than the activities of the competitors. Additional competitive factors with respect to commercial properties are the ease of access to the property, the adequacy of related facilities, such as parking, and sensitivity in setting rental rates. With respect to multifamily properties, management believes that there is and will continue to be a strong demand for well maintained, affordable housing in the markets in which it operates. However, since the success of any real estate investment is impacted by other factors outside the control of the Trust, including general demand for apartment housing, interest rates, operating costs, and the ability to attract and retain qualified property managers, there can be no assurances that the Trust will be successful.

Tarragon also serves as the advisor to National Income Realty Trust ("NIRT"). All of the officers of the Trust are also officers of NIRT. Tarragon and the Trust officers owe fiduciary duties to NIRT as well as to the Trust.

In determining to which entity a particular investment opportunity will be allocated, Tarragon and the Trust officers consider the respective investment objectives of each such entity and the appropriateness of a particular investment in light of each such entity's existing real estate portfolio. To the extent that any particular investment opportunity is appropriate for both of such entities, such investment opportunity will be allocated to the entity which has had uninvested funds for the longer period of time or, if appropriate, the investment may be shared between both entities. Tarragon periodically informs the Board of the Trust of real estate investments made by any of its affiliates, and the Board periodically reviews the performance of such investments.

Certain Factors Associated with Real Estate and Related Investments

The Trust is subject to the risks associated with the ownership, operation, and financing of real estate. These risks include, but are not limited to, liability for environmental hazards; changes in general or local economic conditions; changes in interest rates and availability of permanent mortgage financing which may render the acquisition, sale, or refinancing of a property difficult or unattractive and which may make debt service burdensome; changes in real estate and zoning laws; changes in income taxes or real estate taxes, federal or local economic or rent controls; floods, earthquakes, and other acts of God; and other factors beyond the control of the Trust or Tarragon. The illiquidity of real estate investments generally may impair the ability of the Trust to respond promptly to changing circumstances. The Trust's management believes that some of these risks are compounded by the concentration of the Trust's properties in Texas, Oklahoma, and Florida, and the Trust's intention to acquire older, mismanaged, or underperforming properties.

ITEM 2.  PROPERTIES

Details of the Trust's real estate and mortgage notes receivable portfolios at November 30, 1995, are set forth in Schedules III and IV, respectively, to the Consolidated Financial Statements and NOTE 2. "NOTES AND INTEREST RECEIVABLE" and NOTE 3. "REAL ESTATE AND DEPRECIATION" of the Notes to the Consolidated Financial Statements, all included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA". The discussions set forth below provide summary information regarding these portfolios.

Real Estate

The Trust acquired five properties during fiscal 1995, increasing its multifamily portfolio by 74% to a total of 1,772 units. At November 30, 1995, the Trust owned thirteen properties, consisting of ten apartment complexes, one shopping center, one combination office building and shopping center, and one farm and luxury residence. The carrying values of three of the properties (One Turtle Creek, Villas at Central Park, and Polynesia Village) each exceed 10% of the Trust's total consolidated assets. All Trust properties, except two, are pledged separately to secure mortgage debt totaling $25.4 million at November 30, 1995.

To continue to qualify for federal taxation as a REIT under the Code, the Trust is required to, among other things, hold at least 75% of the value of its assets in real estate assets, government securities, and cash and cash equivalents at the close of each quarter of each taxable year. At November 30, 1995, 49% of the Trust's assets consisted of real estate held for investment, 37% consisted of real estate held for sale, and 2% consisted of mortgage notes and interest receivable. The remaining 12% of the Trust's assets consisted of cash and cash equivalents and other assets. The percentage of the Trust's assets invested in any one category at any particular time is subject to change, and no assurance can be given that the composition of the Trust's assets in the future will approximate the percentages stated above.

The following table presents certain information relating to the Trust's real estate portfolio at November 30, 1995:



                    [This space intentionally left blank.]

                             VINLAND PROPERTY TRUST
                              REAL ESTATE SUMMARY
                               NOVEMBER 30, 1995
                                  (unaudited)



                                                                                 Average Rent Per Sq. Ft. (A)
                                                           Number                 Year Ended November 30,
                                                            of        Square     ----------------------------
Property                              Location             Units       Feet       1995       1994      1993
--------                             ----------           -------    ---------   ------     ------    -------
PORTFOLIO AT NOVEMBER 30, 1994:
Apartments:
---------------------------
Aspentree                            Dallas, TX               296      212,864   $  7.02    $  6.69   $  6.14
French Villa                         Tulsa, OK                101      104,720      5.70       5.51      5.41
Phoenix                              Tulsa, OK                254      208,726      4.03       3.83      3.71
Southern Elms                        Tulsa, OK                 78       65,159      6.26       6.76      6.19
Villas at Central Park               Orlando, FL              288      233,600      5.27       5.21      5.53
                                                          -------    ---------   -------    -------   -------
  SUBTOTAL OR WEIGHTED AVERAGE (F)                          1,017      825,069      5.54       5.40      5.26
                                                          -------    ---------   -------    -------   -------

Commercial:
Briarwest Shop Ctr                   Houston, TX              -         25,323     10.47       9.57      7.45
One Turtle Creek                     Dallas, TX               -        102,811     10.15       9.66      7.58
                                                          -------    ---------   -------    -------   -------
  SUBTOTAL OR WEIGHTED AVERAGE (F)                            -        128,134     10.21       9.64      7.55
                                                          -------    ---------   -------    -------   -------

PROPERTIES ACQUIRED IN 1995:
Collegewood                          Tallahassee, FL           60       27,550      8.02
Florida Towers                       Tallahassee, FL           54       33,750      7.03
Jefferson Towers                     Tallahassee, FL           48       22,800      7.69
Polynesia Village                    Tacoma, WA               448      242,636      7.20
Riverside                            Austin, TX               145      110,868      8.49
                                                          -------    ---------   -------
  SUBTOTAL OR WEIGHTED AVERAGE (F)                            755      437,604      7.59
                                                          -------    ---------   -------    -------   -------
GRAND TOTAL OR WEIGHTED AVERAGE                             1,772    1,390,807   $  6.62    $  5.97   $  5.57
                                                          =======    =========   =======    =======   =======




                                                                                                Gross Potential
                                                 Economic Occupancy (B)                            Rent (D)        Current
                                                Year Ended November 30,         Physical          Per Sq. Ft.       Market
                                                -------------------------      Occupancy          Year Ended       Rent Per
Property                                         1995      1994     1993     Nov. 30, 1995(C)     Nov.30,1995    Sq. Foot(E)
--------                                        ------    ------   ------    ----------------   ---------------  -----------
PORTFOLIO AT NOVEMBER 30, 1994:
Apartments:
---------------------------
Aspentree                                         96%       95%       93%           96%           $      7.44   $      8.21
French Villa                                      91%       90%       94%           96%                  6.54          6.77
Phoenix                                           90%       93%       93%           93%                  5.13          5.36
Southern Elms                                     88%       97%       93%           91%                  7.21          7.55
Villas at Central Park                            88%       86%       89%           87%                  6.88          7.04
                                                -----     -----     -----         -----           -----------   -----------
  SUBTOTAL OR WEIGHTED AVERAGE (F)                91%       91%       92%           92%                  6.56          6.92
                                                -----     -----     -----         -----           -----------   -----------

Commercial:
Briarwest Shop Ctr                                92%       84%       67%           93%                 11.98         15.05
One Turtle Creek                                  90%       94%       76%           90%                 11.27         15.50
                                                -----     -----     -----         -----           -----------   -----------
  SUBTOTAL OR WEIGHTED AVERAGE (F)                90%       92%       74%           91%                 11.41         15.41
                                                -----     -----     -----         -----           -----------   -----------

PROPERTIES ACQUIRED IN 1995:
Collegewood                                       93%                              100%                  9.18          9.41
Florida Towers                                    90%                              100%                  8.28          8.54
Jefferson Towers                                  92%                              100%                  8.89          9.10
Polynesia Village                                 91%                               92%                  8.48          8.58
Riverside                                         94%                               95%                  9.14          9.25
                                                -----                             -----           -----------   -----------
  SUBTOTAL OR WEIGHTED AVERAGE (F)                92%                               94%                  8.69          8.83
                                                -----     -----     -----         -----           -----------   -----------
GRAND TOTAL OR WEIGHTED AVERAGE                   91%       91%       90%           93%           $      7.68   $      8.30
                                                =====     =====     =====         =====           ===========   ===========

(a) Amounts represent average rental revenue per square foot on an annual basis. Rental revenue is equal to gross potential rent after giving effect to all rental losses including bad debts, vacancies, and discounts and concessions. Gross potential rent equals average lease rates on leased units and market rates on vacant units.
(b) Computed as follows: [(Annual gross potential rent less annual vacancy losses) divided by annual gross potential rent].
(c) Represents actual physical occupancy percentages as of the end of the last week of the fiscal year ended November 30, 1995.
(d) Represents annualized gross potential rent for all months owned during the period divided by square footage.
(e) Represents annualized market rate per square foot at November 30, 1995, based upon scheduled rents at such time.
(f) The weighted average rent per square foot and economic occupancy percentages are based on the square footage in each property.

The Trust also owns Cochonour Horse Farm ("Cochonour"), a 188 acre horse farm with a 5,000 square foot luxury residential home in Carrollton, Missouri.

At November 30, 1995, Polynesia Village Apartments, Villas at Central Park, and Cochonour were classified as held for sale. The Villas at Central Park sale closed in January 1996. For a discussion of the disposition, see NOTE 3.
"REAL ESTATE AND DEPRECIATION" in the notes to the Consolidated Financial Statements. With respect to the remaining properties held for sale, the Trust expects to realize amounts in excess of each of the property's respective carrying value; however, no assurance can be provided that the Trust will be successful in its efforts to sell these properties or that it will realize their anticipated selling prices.

Management believes that its properties are adequately covered by liability and casualty insurance, consistent with industry standards.

                             VINLAND PROPERTY TRUST
                   MORTGAGE LOANS SECURED BY OWNED PROPERTIES
                               NOVEMBER 30, 1995
                                 (in thousands)
                                  (unaudited)


                                                                         Stated                     Balance
                                         Original         Balance       Interest       Maturity      Due at
Name of Property                          Amount       Nov 30, 1995       Rate           Date       Maturity
----------------                      ------------    --------------    --------       --------    ----------
Residential
-----------

  Aspentree   . . . . . . . . . .     $      3,966    $        3,966       8.33%       11/01/05    $    3,390
  Collegewood   . . . . . . . . .              733               639      10.00%       06/01/97           639
  Florida Towers  . . . . . . . .            1,040               907      10.00%       06/01/97           907
  French Villa  . . . . . . . . .            1,970             1,939       8.53%       11/01/00         1,836
  Jefferson Towers  . . . . . . .              591               515      10.00%       06/01/97           515
  Polynesia Village   . . . . . .            5,836             5,811       7.63%       11/01/97         5,602
  Riverside   . . . . . . . . . .            2,885             2,874       8.50%       09/01/99         2,673
  Southern Elms   . . . . . . . .            1,370             1,360       9.68%       02/01/02         1,242
* Villas at Central Park  . . . .            2,612             2,202       8.75%       06/01/04           408
* Villas at Central Park  . . . .            3,000             3,000       9.00%       04/27/97         3,000
* Villas at Central Park  . . . .              160               160       0.00%       06/01/04           160
                                      ------------    --------------                               ----------
                                            24,163            23,373                                   20,372
                                      ------------    --------------                               ----------

Commercial
----------

  Briarwest   . . . . . . . . . .              318               109       9.25%       11/01/97          -
  One Turtle Creek  . . . . . . .            2,000             1,920       9.00%       02/01/05         1,504
                                      ------------    --------------                               ----------
                                             2,318             2,029                                    1,504
                                      ------------    --------------                               ----------
Total       . . . . . . . . . . .     $     26,481    $       25,402                               $   21,876
                                      ============    ==============                               ==========


*Sold in January 1996.

Mortgage Loans

At November 30, 1995, the Trust's mortgage notes receivable portfolio consisted of three notes with an aggregate principal carrying value of $731,000. All of the Trust's mortgage notes receivable are recourse obligations of the respective debtor. The following sets forth the Trust's mortgage notes receivable portfolio at November 30, 1995 (dollars in thousands):

     Mortgage                       Collateral                                                             Carrying
      Note                           Location                            Collateral                        Value
---------------------             ----------------                    ------------------                 -----------
N. Barakat                        Chicago, IL                         Condominium                        $        68
Brian E. Smith                    Chicago, IL                         Condominium                                 63
J. W. English, et. al.            Houston, TX                         Restaurant                                 600
                                                                                                         -----------
                                                                                                         $       731
                                                                                                         ===========

ITEM 3.  LEGAL PROCEEDINGS

The Trust is a party to various claims and routine litigation arising in the ordinary course of business. Management of the Trust does not believe that the results of these claims and litigation, individually or in the aggregate, will have a material adverse effect on its business or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 20, 1995, at the Annual Meeting of Shareholders, the Shareholders of the Trust (i) elected five Trustees of the Trust, (ii) approved the Trust's Advisory Agreement with Tarragon, (iii) approved an amendment to the Declaration of Trust, which authorized the Board to effect reverse share splits on a pro-rata basis and to redeem for cash any fractional shares outstanding as a result thereof, (iv) approved the Trust's Share Option and Incentive Plan, and (v) approved the Trust's Independent Trustee Share Option Plan. Proxies for such Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "1934 Act"), and there was no solicitation in opposition to the nominees for Trustee. The following is a brief description of each matter considered at the Annual Meeting of Shareholders and the number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes as to each such matter, including a separate tabulation with respect to each nominee for election as a Trustee.





                     [This space intentionally left blank.]

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (Continued)

                     Matter Voted Upon                                                Shares Voting
      ----------------------------------------------         --------------------------------------------------------
            (1)  Election of Trustees

                                                                          Shares                         Authority
                              Name                                       Voted for                        Withheld
         ----------------------------------------------         ---------------------------       ----------------------
         Chester Beck                                                    5,223,458                            261,475

         Willie K. Davis                                                 5,223,357                            261,576

         John A. Doyle                                                   5,224,618                            260,315

         William S. Friedman                                             5,158,829                            326,104

         Michael E. Smith                                                5,232,475                            252,458

                                                                                Votes Cast
                                                               --------------------------------------------
                                                                   For           Against       Abstention
                                                               ----------     ------------    -------------
         (2)   Approval of the Trust's Advisory                4,520,573         289,739         118,663
                Agreement with Tarragon

         (3)   Approval of an Amendment to                     4,631,680         211,790         135,708
                the Declaration of Trust to
                authorize implementation of
                reverse share splits

         (4)   Approval of the Trust's Share Option            3,782,989         486,569         122,534
                and Incentive Plan

         (5)   Approval of the Trust's Independent             3,504,879         473,001         139,818
                Trustee Share Option Plan

Following the effectiveness of the Amendment to the Declaration of Trust, on December 1, 1995, the Board adopted resolutions approving and effectuating a one-for-five reverse share split of all of the Trust's shares of beneficial interest. See ITEM 5. "MARKET FOR REGISTRANT'S SHARES OF BENEFICIAL INTEREST AND RELATED SHAREHOLDER MATTERS" for a description of such reverse share split, adjustments to the Trust's Rights Agreement dated March 10, 1989, as amended, and the Trust's offer to purchase all shares of beneficial interest, no par value, of each Shareholder of the Trust holding 99 or fewer "Post Split Shares" (or less than 500 "Old Shares") of the Trust either of record or beneficially on December 1, 1995.

See NOTE 8. "SHARE OPTIONS" to the Consolidated Financial Statements for a further description of matters involving the Trust's Share Option and Incentive Plan and the Trust's Independent Trustee Share Option Plan, and see "THE ADVISOR" under ITEM 10. "TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT" for additional information concerning the Advisory Agreement.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S SHARES OF BENEFICIAL INTEREST
         AND RELATED SHAREHOLDER MATTERS

The Board of Trustees (the "Board") approved a one-for-five reverse share split of all of the Trust's shares of beneficial interest which was effective at the close of business on December 1, 1995, on the basis of one new share (a "Post-Split Share") for each five shares then outstanding (each an "Old Share"). Each Post-Split Share, like an Old Share, continued to have no par value, and it was not intended that any material differences exist between an Old Share and a Post-Split Share except that fewer Post-Split Shares were outstanding. No future share splits are currently contemplated by the Board.

The Trust's Old Shares were traded in the over-the-counter market of the National Association of Securities Dealers Automated Quotation ("NASDAQ") System under the symbol "VIPTS". The Post-Split Shares continue to be traded in the over-the-counter market, and high and low bid quotations are reported by the NASDAQ InterDealer Quotation system. The Post-Split Shares have also been listed on The NASDAQ SmallCap Market under the symbol "VIPTS".

The following table sets forth the high and low bid quotations of the Post-Split Shares as reported by the NASDAQ System for the periods indicated which consist of the last two fiscal years and the quarter ending for which this report is filed, all after giving retroactive effect to the December 1995 reverse share split (over-the-counter market quotations reflect InterDealer prices, without retail mark up, mark down, or commissions, and may not necessarily represent actual transactions):

                                                              1995                                   1994
                                                   ---------------------------              -------------------------
                                                        High          Low                     High            Low
                                                   -----------    ------------              -----------    ----------
         First Quarter                             $   5          $ 4   3/8                 $  3   7/16    $ 3   1/8
         Second Quarter                                5   5/8      5                          3   7/16      3   7/16
         Third Quarter                                 5   5/8      5                          5   5/16      3   7/16
         Fourth Quarter                                5   5/8      5                          5   5/8       5

As of February 9, 1996, the closing bid price of the Post-Split Shares on The NASDAQ SmallCap Market was $5.00 per share and such shares were held by approximately 3,569 holders of record.

Distributions

No cash distributions were paid on the Old Shares in 1994 or 1995. In 1993, the Trust paid a taxable distribution of $1.25 per Post-Split Share, totaling $1.5 million and equal to the Trust's 1992 taxable income, in the form of either the Trust's 9% Series A Convertible Subordinated Debentures (the "Debentures") or Uncertificated Convertible Subordinated Obligations (the "Obligations"). The Debentures and Obligations were convertible until January 13, 1994, at a price of $0.80 per share. The Trust received $470,000 in new equity from the conversion of the Debentures and the Obligations, which resulted in issuance of 589,361 Old Shares (117,872 Post-Split Shares). For non-converted Debentures and Obligations, interest is payable on June 30 and December 31 each year. The Debentures and Obligations are scheduled to mature on June 30, 2003, and are redeemable by the Trust at any time at 100% of the principal amount together with accrued but unpaid interest. In December 1994, the Trust redeemed all outstanding Obligations. The principal balance of the Debentures at November 30, 1995, totaled $929,000.

At the same time as the Trust's 1993 distribution to shareholders, the Trust also issued share purchase rights to

ITEM 5.  MARKET FOR REGISTRANT'S SHARES OF BENEFICIAL INTEREST
         AND RELATED SHAREHOLDER MATTERS (Continued)

Distributions (Continued)

shareholders of record on September 15, 1993. One share purchase right was issued for each Trust Old Share held by owners of 400 or more Old Shares. Four share purchase rights entitled the holder to purchase one additional Old Share at a purchase price of $0.73 until January 13, 1994. Holders of fewer than 400 Old Shares received $0.01 per share cash payment in lieu of the share purchase rights. The Trust received $296,100 in cash and new equity from exercise of share purchase rights which resulted in issuance of 404,885 additional Old Shares (80,977 Post-Split Shares).

Future distributions to shareholders will be dependent upon the Trust's realized income, financial condition, capital requirements, and other factors deemed relevant by the Board. In general, the Board intends to make cash distributions to shareholders only to the minimum extent required to maintain the Trust's qualification as a real estate investment trust ("REIT").

Rights Agreement

On March 24, 1989, the Trust distributed one share purchase right for each outstanding Old Share pursuant to a Rights Agreement dated March 10, 1989, as amended (the "Rights Agreement"). Under such Rights Agreement, each share certificate also represents one "Share Purchase Right" which, under the circumstances described therein, entitled the holder to purchase one Old Share for $12. With effectuation of the one-for-five reverse share split, the Share Purchase Rights have been proportionately adjusted so that each new Post-Split Share certificate also represents one Share Purchase Right (a "Right") which permits the holder to purchase one Post-Split Share for $60. After the Rights become exercisable, the holders have the right to buy, for the exercise price, Post-Split Shares with a market value of twice the exercise price. The Board may redeem the Rights in whole, but not in part, at a Post-Split Share adjusted redemption price equal to $0.05 per Right. The Rights are exercisable only after a person or group acquires (other than from the Trust or by exercise of rights) or commences a tender or exchange offer for 30% of the outstanding Post-Split Shares or if the Trustees declare any holder of 10% or more of such outstanding Post-Split Shares to be an "Adverse Person" (as defined in the Rights Agreement). The Rights expire on March 24, 1999. In any merger or consolidation after the Rights become exercisable, each Right will be converted into the right to purchase, for the $60 exercise price, shares or equity interests of the surviving entity with a market value of twice the exercise price.

Odd-Lot Offer

Following the one-for-five reverse share split, on December 1, 1995, the Trust offered to purchase all shares of its beneficial interest, no par value, of each shareholder holding 99 or fewer Post-Split Shares (or less than 500 Old Shares) of the Trust either of record or beneficially on December 1, 1995. Under such offer, as extended on January 22, 1996, the Trust will purchase all Post-Split Shares duly tendered prior to 5:00 P.M., New York City time, on February 29, 1996 (the "Extended Expiration Date"), unless further extended in writing, at a price equal to the next closing price of the Trust's Post-Split Shares as reported by the NASDAQ InterDealer Quotation System on the day the Trust, through its Transfer Agent and Registrar, receives the Letter of Transmittal properly completed, signed, and validly tendered, with certificates for Old Shares attached, at the address listed in the Letter of Transmittal. The Trust is to pay all expenses in connection with the sale pursuant to such offer, and a tendering shareholder will not be required to pay any brokerage commissions or similar charges. As of February 20, 1996, 30,220 Post-Split Shares had been validly tendered to and purchased by the Trust.

ITEM 6.  SELECTED FINANCIAL DATA (Dollars in thousands, except per share data)

                                                           For the Years Ended November 30,
                                         -----------------------------------------------------------------------------
                                           1995             1994             1993              1992            1991
                                         ---------        ---------        ---------        ---------        ---------
OPERATING DATA
  Income  . . . . . . . . . . . . .      $   8,437        $   6,846        $   6,042        $   4,679        $   3,805
  Expense   . . . . . . . . . . . .          8,410            7,275            6,649            5,174            6,790
                                         ---------        ---------        ---------        ---------        ---------

  Income (loss) before gain on
      sale of real estate . . . . .             27             (429)            (607)            (495)          (2,985)
  Gain on sale of real estate   . .              -                -                -            1,875                -
                                         ---------        ---------        ---------        ---------        ---------
  Net income (loss)   . . . . . . .      $      27        $    (429)       $    (607)       $   1,380        $  (2,985)
                                         =========        =========        =========        =========        =========

  EARNINGS PER SHARE DATA (1)
  Income (loss) before  gain on
      sale of real estate . . . . .      $     .02        $    (.31)       $    (.51)       $    (.41)       $   (2.50)
  Gain on sale of real estate   . .             -                 -                -             1.57                -
                                         ---------        ---------        ---------        ---------        ---------
  Net income (loss)   . . . . . . .      $     .02        $    (.31)       $    (.51)       $    1.16        $   (2.50)
                                         =========        =========        =========        =========        =========

  Distributions   . . . . . . . . .      $      -         $       -        $    1.25        $       -        $       -

  Weighted average shares   . . .  (2)   1,392,006        1,368,527        1,193,572        1,193,157        1,193,157


                                                                           November 30,
                                       -------------------------------------------------------------------------------
                                           1995             1994             1993              1992             1991
                                       -----------      -----------      -----------      ------------     -----------
BALANCE SHEET DATA
  Real estate   . . . . . . . . . .    $    31,927      $    20,362      $    20,438      $     19,931     $     9,962
  Notes and interest receivable   .            737            2,658            3,486             3,633           8,453
  Total assets  . . . . . . . . . .         36,978           22,738           23,478            22,556          16,723
  Notes, debentures, and
    interest payable  . . . . . . .         26,491           12,442           13,058            10,006           6,220
  Shareholders' equity  . . . . . .          9,256            9,229            8,932            10,990           9,610

  Book value per share  . . . . .  (1) $      6.65      $      6.63      $      7.42      $      9.21      $      8.05


                                                           For the Years Ended November 30,
                                        -----------------------------------------------------------------------------
                                          1995              1994              1993             1992            1991
                                        -------           --------          --------         --------        --------
OTHER DATA
----------
FUNDS FROM OPERATIONS . . . . .    (3)  $   828           $    469          $    234         $    165        $    (23)

    Per Share . . . . . . . . . .  (1)  $   .59           $    .34          $    .20         $    .14        $   (.02)

___________________________

(1) All share and per share data have been restated to give effect to the one-for-five reverse share split effective December 1, 1995.
(2) Represents the weighted average shares of beneficial interest used in the computation of earnings per share.
(3) Funds from operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), equals net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Trust's calculation of FFO equals net income (loss) plus depreciation of real estate and provision for losses. The amortization of deferred financing costs and prepaid leasing commissions is not considered in the calculation. FFO does not represent cash flow from operating activities and should not be considered as an alternative to net income as an indicator of the Trust's operating performance or to cash flow as a measure of liquidity or the ability to pay dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes thereto.

Introduction

Vinland Property Trust (the "Trust") was organized on July 18, 1973, as a nationwide real estate investment trust to invest in residential and commercial properties. The Trust commenced operations on April 2, 1974.

At November 30, 1995, the Trust's real estate consisted of thirteen properties, including ten apartment complexes, one shopping center, one combination office building and shopping center, and one farm and luxury residence. All of the Trust's real estate, except for the Phoenix Apartments and Cochonour farm/residence, is pledged to secure first mortgage notes payable.

The Trust's management continues to focus on the capital appreciation of the Trust's existing portfolio and the search for additional investments. Management's first priority is to invest surplus funds in needed improvements to the current real estate portfolio. The Trust intends to use additional funds, generated from property operations, sales, and refinancings, to make selective acquisitions, both residential and commercial, with a preference for properties in the same geographical regions of the United States in which the Trust currently operates. Current year acquisitions increased the Trust's multifamily portfolio by 755 units to a total of 1,772 units at November 30, 1995.

Liquidity and Capital Resources

The Trust's principal sources of cash have been property operations, mortgage receivable collections, and refinancing proceeds. The Trust does not anticipate making additional mortgage loans except in connection with the sale of property. During the third fiscal quarter of 1995, the Trust's mortgage loan portfolio decreased significantly due to the in-substance foreclosure of the Polynesia Village Apartments ("Polynesia"), discussed in more detail below under "Investing Activities". The Trust believes that cash on hand along with funds provided by property operations and anticipated external sources, such as property sales and refinancings, is sufficient to fund any needed property maintenance and capital improvements as well as meet the Trust's debt service obligations.

Cash and cash equivalents totaled $2.8 million at November 30, 1995, as compared with $209,000 at November 30, 1994. The primary reason for this significant cash increase is the Aspentree Apartments refinancing, in which the debt against that property was increased from $1.1 million to $4.0 million, along with the other factors discussed below.

    Operating Activities

The Trust's net cash flow from property operations (rentals collected less payments for property operations) continues to increase from $1.1 million in 1993 to $2.0 million in 1994 and $2.8 million in 1995. This recorded improvement resulted primarily from higher rental rates implemented on Trust properties held in all three years as well as net cash flow from 1994 and 1995 acquisitions. Along with the benefit derived from the operations of these acquired properties, the Trust incurred higher interest payments due to the associated mortgage debt assumed, which is secured by these properties.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

    Investing Activities

During 1995, the Trust purchased three residential properties, consummated the tax-free exchange for Riverside Apartments ("Riverside") in Austin, Texas, and recorded the in-substance foreclosure of Polynesia. Under the terms of these three separate transactions, the portion of the acquisition price paid in cash totaled $258,000. The remainder of the acquisition price related to these transactions was satisfied through the assumption of first mortgage debt totaling $11.1 million and, in the case of Riverside, the conveyance of the exchanged property, Westover Valley Apartments in Ft. Worth, Texas ("Westover"). Management intends to make future acquisitions with an emphasis on multifamily properties in areas where the Trust presently operates. However, there can be no assurance that the Trust will be able to continue to increase the size of its portfolio at the rate obtained in 1995.

Subsequent to fiscal 1995, in December 1995, the Trust acquired a 20% general partner interest and a 37% limited partner interest in Larchmont Associates Limited Partnership in consideration for a cash investment of $411,565. The partnership owns Larchmont West Apartments ("Larchmont"), a 504 unit complex in Toledo, Ohio, which collateralizes nonrecourse mortgage debt totaling $5.5 million. The Trust holds a controlling interest and will, therefore, consolidate the operations of Larchmont.

Collections of notes receivable increased from $435,000 in 1993 to $642,000 during fiscal 1994 and decreased to $181,000 in fiscal 1995, primarily due to the Cochonour note receivable ("Cochonour"). In relation to this note, the Trust collected, during fiscal 1993, 1994, and 1995, $423,000, $386,000, and
$110,000, respectively. Also, two of the Trust's other mortgage loans were paid in full, one in the amount of $200,000 in the third quarter of 1994 and one in the amount of $66,000 in the second quarter of 1995.

The Trust expects note receivable collections to continue to decline as existing mortgage loans are paid off and does not anticipate funding additional loans in the future, except in connection with property sales. However, during 1995 and pursuant to the restructured terms of the mortgage loan secured by a second lien on Polynesia, the Trust funded an additional $196,000 to the borrower for renovations that the Trust supervised. In August 1995, the Trust and the borrower agreed to a settlement of litigation involving the mortgage whereby the Trust gained control of the property and as a result recorded an in-substance foreclosure, as noted above. Simultaneously, the deed to the property was placed in escrow to be transferred to the Trust upon payment of an additional $100,000 by February 22, 1996.

The Trust paid $534,000 for aggregate property capital improvements during fiscal 1995. This is compared to $975,000 of improvements during fiscal 1994, including $500,000 related to the exchange of Westover for Riverside, as discussed below. The remaining 1994 improvements were primarily related to the One Turtle Creek Office Complex. The Trust anticipates approximately $450,000 of property improvements will be made during fiscal 1996 to properties currently owned.

    Financing Activities

During fiscal 1995, the Trust obtained first mortgage financing totaling $5.3 million on two Trust properties, receiving net cash proceeds of $3.6 million after the payoff of $1.4 million in existing debt. The balance of the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

    Financing Activities (Continued)

refinancing proceeds was used to fund escrows and pay the associated loan closing costs. In connection with these refinancings, the Trust paid Tarragon Realty Advisors, Inc. ("Tarragon"), the Trust's advisor since March 1, 1994, refinancing fees totaling $53,360 based on the new mortgage loan amounts. Additionally, the Trust made other mortgage principal payments totaling $901,000 during fiscal 1995. Also, in January 1995, the Trust extended the maturity date of the $1.9 million mortgage note secured by One Turtle Creek Office Complex from March 1995 to February 2005.

Mortgage principal payments totaling $479,000 are due in fiscal 1996, and it is the Trust's intention to make the payments when due. At November 30, 1995, mortgage principal payments totaling $11.1 million are scheduled to mature during fiscal 1997. Of this amount, $3.2 million is secured by Villas at Central Park Apartments, which were sold in January 1996. For a discussion of the disposition, see NOTE 3. "REAL ESTATE AND DEPRECIATION". Additionally, $5.7 million of 1997 scheduled maturities is secured by Polynesia, which the Trust currently anticipates selling during 1996. The Trust plans to either pay the remaining $2.2 million or extend the due dates while attempting to obtain long term refinancing. However, while management is confident of its ability to acquire financing as needed, there is no assurance that the Trust will continue to be successful in its efforts in this regard.

The Board of Trustees (the "Board") approved a one-for-five reverse share split of all of the Trust's shares of beneficial interest which was effective at the close of business on December 1, 1995, on the basis of one new share (a "Post-Split Share") for each five shares then outstanding (each an "Old Share").

In October 1993, the Trust issued share purchase rights to shareholders owning 400 or more Old Shares. Four share purchase rights entitled the holder to purchase one additional Old Share at a price of $0.73 until January 13, 1994. Holders of fewer than 400 Old Shares received a $0.01 per Old Share cash payment in lieu of share purchase rights. The Trust received $296,100 in cash and new equity from the exercise of the share purchase rights, which resulted in the issuance of 404,885 Old Shares (80,977 Post-Split Shares).

Also in October 1993, the Trust paid to shareholders a taxable distribution of $1.25 per Post-Split Share, totaling $1.5 million, in the form of either the Trust's 9% Series A Convertible Subordinated Debentures ("Debentures") or
Uncertificated Convertible Subordinated Obligations ("Obligations").   The
Debentures and Obligations were convertible until January 1994 at a price of $0.80 per Old Share. The Trust received $470,000 in new equity from the conversion of Debentures and Obligations, which resulted in the issuance of 589,361 Old Shares (117,872 Post-Split Shares). For nonconverted Debentures and Obligations, interest is payable semi-annually. The Debentures and Obligations mature June 30, 2003, and are redeemable by the Trust at any time at 100% of the principal amount together with accrued unpaid interest. On December 30, 1994, the Trust redeemed all the outstanding Obligations. See
NOTE 5. "NOTES, DEBENTURES, AND INTEREST PAYABLE".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

1995 COMPARED TO 1994. The Trust reported net income for fiscal 1995 of $27,000 as compared to a net loss of $429,000 for fiscal 1994. The underlying explanations for this improvement in 1995 operating results are more fully discussed in the following paragraphs.

Net rental income (rental revenue less property operating expenses) increased from $2.1 million in fiscal 1994 to $2.6 million in fiscal 1995. The operations of the five multifamily properties acquired during 1995 increased net rental income by $537,000, while net rental income for properties held in both years fell by $21,000. With respect to properties held in both years, increased common area maintenance recovery revenue and a reduction in rental concessions, predominantly related to the Trust's commercial properties, had a positive impact on net rental income. Additionally, aggregate rental rates increased during 1995. These positive factors were more than offset by higher operating expenses related to the Trust's continued efforts to improve the physical appearance and marketability of its multifamily properties. As a result, physical occupancy levels increased slightly for multifamily properties held in both years.

Interest income decreased from $319,000 in fiscal 1994 to $131,000 in fiscal 1995. Interest income related to the Trust's note receivable secured by a second lien mortgage on Polynesia decreased $160,000 as a result of the associated borrower's Plan of Reorganization (the "Plan"). In accordance with the terms of the Plan, interest income on the Trust's note receivable ceased August 1994, as any excess cash flow generated from Polynesia operations was paid first under the first lien mortgage terms and then toward property repairs and maintenance. On August 31, 1995, the Trust recorded an in-substance foreclosure of Polynesia. See NOTE 2. "NOTES AND INTEREST RECEIVABLE". Also, in April 1995, two mortgage notes receivable with principal balances totaling $176,000 were paid in full.

Interest expense increased from $1.2 million in fiscal 1994 to $1.4 million in fiscal 1995. Of this increase, $285,000 resulted from interest expense associated with loans assumed in connection with the five 1995 property acquisitions. In addition, interest expense increased due to the refinancing of the mortgage debt secured by the Southern Elms Apartments and the Aspentree Apartments during 1995, increasing mortgage debt by a total of $3.9 million.

Depreciation expense increased from $898,000 in fiscal 1994 to $991,000 in fiscal 1995 chiefly due to the five properties added to the Trust's portfolio during 1995.

Advisory fees to Basic Capital Management, Inc., ("BCM") were $75,000 in fiscal 1994. Advisory fees to Tarragon totaled $157,000 in fiscal 1994 and $146,000 in fiscal 1995. Since March 1, 1994, Tarragon has provided advisory services to the Trust under an advisory agreement. William S. Friedman, President, Chief Executive Officer, and Trustee of the Trust, serves as a Director and Chief Executive Officer of Tarragon. Tarragon is owned by Lucy N. Friedman, Mr. Friedman's wife, and John A. Doyle, who serves as a Director and President of Tarragon and Chief Financial Officer and Trustee of the Trust. The Friedman and Doyle families together own approximately 27% of the outstanding shares of the Trust. A majority of the officers of the Trust are also officers of Tarragon. Under the prior advisory agreement with BCM, the Trust paid a base advisory fee of $25,000 per month. Under the advisory agreement with Tarragon, effective for fiscal 1995, the Trust paid an incentive advisory fee equal to 16% per annum of adjusted funds from operations, as defined in the advisory agreement. For a more detailed discussion of advisory fees and services, see
ITEM 10. "TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT - The Advisor".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

General and administrative expenses decreased from $567,000 in fiscal 1994 to $356,000 in fiscal 1995 primarily due to decreases in advisor cost reimbursements and legal and professional fees. In 1994, legal fees included amounts related to the Polynesia note receivable, which balance was settled in August 1995. All related 1995 legal fees were added to the loan balance pursuant to the modification. Additionally, stock transfer fees were higher in 1994 due to registering share purchase rights and debentures issued to shareholders in October 1993.

The Trust recorded a provision for loss credit of $190,000 in August 1995 as a result of the following events. A reversal of a $1.0 million previously recorded allowance for loss related to the Polynesia mortgage and a $1.4 million provision for loss due to the permanent impairment of one of the Trust's multifamily properties were both recorded in August 1995. Additionally, the Trust determined that the remaining $802,000 balance of the allowance for estimated losses was no longer required against the Trust's mortgage loan portfolio, while a $241,000 allowance for estimated losses was needed against the carrying value of one of its properties held for sale. As such, the Trust recorded an additional reversal of $561,000 in August 1995. See NOTE 2. "NOTES AND INTEREST RECEIVABLE" and NOTE 4. "ALLOWANCE FOR ESTIMATED LOSSES AND PROVISIONS FOR LOSSES" in the Notes to the Consolidated Financial Statements for a more detailed discussion.

1994 COMPARED TO 1993. The Trust's net loss decreased to $429,000 in fiscal 1994 from $607,000 in fiscal 1993. The primary factors contributing to the improvement in the Trust's operating results are discussed in the following paragraphs.

Net rental income (rental revenue less property operating expenses) increased from $1.4 million in fiscal 1993 to $2.1 million in fiscal 1994. Of this increase, $311,000 was attributable to higher rental rates on all Trust properties. The Trust also benefited from a stronger retail market in Texas during 1994, and, through efficient management and aggressive leasing activities, the Trust increased its commercial physical occupancy levels which contributed an additional $234,000 to 1994 net rental income. Although total property operating expenses remained relatively stable from 1993 to 1994, repairs and maintenance expenses decreased $257,000 during fiscal 1994, which was slightly offset by a $116,000 increase in real estate taxes and property insurance. While the Trust continued its policy of upgrading the condition of its properties in an effort to increase rental rates and occupancy levels, the amounts expended decreased during 1994 as a result of prior years' expenditures.

Interest income increased from $289,000 in fiscal 1993 to $319,000 in fiscal 1994. Interest income related to the Polynesia note receivable increased from $104,000 in 1993 to $160,000 in 1994. The Trust received cash flow interest payments on this note through August 1994. Offsetting this increase was a decrease in interest income of $32,000 related to the Trust's mortgage note receivable secured by the Cochonour condominiums. Due to the sale of the majority of these collateral condominiums, the principal balance of the note was reduced, thereby reducing the related interest income.

Interest expense increased from $970,000 in fiscal 1993 to $1.2 million in fiscal 1994, partially due to interest expense of $93,000 associated with the Trust's nonconverted Debentures and Obligations, issued to shareholders in October 1993, which accrue interest at 9% per annum. In addition, the mortgage debt secured by French Villa Apartments was refinanced in the fourth quarter of 1993, increasing the mortgage principal balance from

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

$650,000 to $2.0 million and the related interest expense from $49,000 to $167,500.

Depreciation expense increased from $841,000 in fiscal 1993 to $898,000 in fiscal 1994. The Trust made capital improvements to its properties, primarily the One Turtle Creek Office Building in Dallas, Texas, and the Villas at Central Park Apartments in Orlando, Florida, totaling $1.3 million in 1993 and $475,000 in 1994. These improvements are depreciated over the estimated useful lives of the assets which range from 5 to 40 years.

Advisory fees to Tarragon were $157,000 in fiscal 1994. Advisory fees to BCM were $75,000 for the first three months of fiscal 1994 and $154,000 in fiscal 1993. Under the prior advisory agreement with BCM, the Trust paid a base advisory fee of $25,000 per month. Under the 1994 advisory agreement with Tarragon, the Trust paid an annual base advisory fee of $50,000 plus an incentive advisory fee equal to 16% per annum of adjusted funds from operations, as defined in the advisory agreement. In accordance with the Declaration of Trust, if operating expenses exceed a specified limitation, as defined, all or a portion of the annual advisory fee is to be refunded by the advisor to the Trust. In 1993, the effect of the operating expense limitation required that BCM refund $146,000 of the 1993 advisory fee. For a more detailed discussion of advisory fees and services, see ITEM 10. "TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT - The Advisor".

General and administrative expenses increased from $315,000 in fiscal 1993 to $567,000 in fiscal 1994. This increase was primarily due to increases in advisor operating expense reimbursements and stock transfer fees for registering share purchase rights and debentures issued to shareholders in October 1993.

Allowance for Estimated Losses and Provisions for Losses

The Trust's management, on a quarterly basis, reviews the carrying values of the Trust's mortgage loans and properties held for sale. Generally accepted accounting principles require that the carrying value of a mortgage loan or a property held for sale cannot exceed its cost or its estimated fair value. In those instances in which estimates of fair value of the Trust's properties held for sale or mortgage loans are less than the carrying values thereof at the time of evaluation, an allowance for loss is provided by a charge against operations. The estimates of fair value of the mortgage loans are based on management's review and evaluation of the collateral properties securing the mortgage loans. The review of collateral properties and properties held for sale generally includes selective site inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of maintenance requirements, discussions with the manager of the property, and a review of the surrounding area. Future quarterly reviews could cause the Trust's management to adjust current estimates of fair value.

The Trust's management also reviews the Trust's properties held for investment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. This review generally consists of a review of the property's cash flow and current and projected market conditions, as well as any changes in general and local economic conditions. If an impairment loss exists based on the results of this review, a loss is recognized by a charge against current earnings and a corresponding reduction in the respective asset's carrying value. The amount of this impairment loss is equal to the amount by which the carrying value of the property exceeds its estimated fair value.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Environmental Matters

Under various federal, state, and local environmental laws, ordinances, and regulations, the Trust may be potentially liable for removal or remediation costs, as well as certain other potential costs (including governmental fines and injuries to persons and property) relating to hazardous or toxic substances where property-level managers have arranged for the removal, disposal, or treatment of hazardous or toxic substances. In addition, certain environmental laws impose liability for release of asbestos-containing materials into the air, and third parties may seek recovery from the Trust for personal injury associated with such materials.

The Trust's management is not aware of any environmental liability relating to the above matters that would have a material adverse effect on the Trust's business, assets, or results of operations.

Tax Matters

For the fiscal years 1995, 1994, and 1993, the Trust elected and, in the opinion of the Trust's management, qualified to be treated as a Real Estate Investment Trust ("REIT") as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). The Code requires a REIT to distribute at least 95% of its REIT taxable income plus 95% of its net income from foreclosure property, as defined in Section 857 of the Code, to shareholders.

In October 1993, the Trust paid a $1.25 per Post-Split Share distribution in the form of Trust debt obligations, totaling $1.5 million, equal to the Trust's 1992 taxable income and taxable as capital gain to shareholders. See NOTE 7. "DISTRIBUTIONS TO SHAREHOLDERS".

Recent Accounting PronouncementS

In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 114 - "Accounting by Creditors for Impairment of a Loan", which amends SFAS No. 5 - "Accounting for Contingencies" and SFAS No. 15 - "Accounting by Debtors and Creditors for Troubled Debt Restructurings". The statement requires that notes receivable be considered impaired when "based on current information and events, it is probable that a creditor will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement". Impairment is to be measured on either the present value of expected future cash flows, discounted at the note's effective interest rate, or, if the note is collateral dependent, the fair value of the collateral. In October 1994, the FASB issued SFAS No. 118 - "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" which amends SFAS No.
114. SFAS No. 118 eliminates the income recognition provisions of SFAS No. 114, substituting disclosure of the creditor's policy of income recognition on impaired notes. SFAS No. 114 and SFAS No. 118 are both effective for fiscal years beginning after December 15, 1994. The Trust's management anticipates implementation of these statements will have no significant effect on the Trust's interest income recognition policy or classification of loans.

In March 1995, the FASB issued SFAS No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. SFAS No. 121 also requires that long-lived assets held for sale must be carried at the lower of carrying amount or fair value less cost to sell, and

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Recent Accounting Pronouncements (Continued)

depreciation is not to be taken with respect to such assets. The Trust will adopt SFAS No. 121 in the first fiscal quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

The Trust estimates that if SFAS No. 121 had been adopted effective December 1, 1994, its depreciation would have been reduced by $85,000 and net income increased by the same amount for fiscal 1995, and no additional provisions for losses for either impairment of its properties held for investment or declines in estimated fair value less cost to sell of its properties held for sale would have been required.

In October 1995, the FASB issued SFAS No. 123 - "Accounting and Disclosure of Stock-Based Compensation", which requires stock option disclosures based on their fair value at the date of the grant. The recognition of compensation cost for new and modified options may also be based on these fair values. SFAS No. 123 is effective for fiscal years beginning after December 15, 1995. The Trust is still evaluating the effects of adoption of this statement, but management anticipates that, if any compensation costs related to share options are incurred, such costs will be recorded using the guidance provided by the Accounting Principles Board's Opinion No. 25 ("APB No. 25"). Under APB No. 25, compensation costs related to share options issued pursuant to compensatory plans are measured based on the difference between the quoted market price of the stock at the measurement date (ordinarily the date of grant) and the exercise price and should be charged to expense over the periods during which the grantee performs the related services. All share options issued to date by the Trust have exercise prices equal to the market price of the stock at the date of grant. See NOTE 8. "SHARE OPTIONS".





                     [This space intentionally left blank.]

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                                  Page
                                                                                                                 ------
Reports of Independent Public Accountants   . . . . . . . . . . . . . . . . . . . . . . . .                        23

Consolidated Balance Sheets -
    November 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        25

Consolidated Statements of Operations -
    Years Ended November 30, 1995, 1994, and 1993   . . . . . . . . . . . . . . . . . . . .                        26

Consolidated Statements of Shareholders' Equity -
    Years Ended November 30, 1995, 1994, and 1993   . . . . . . . . . . . . . . . . . . . .                        27

Consolidated Statements of Cash Flows -
    Years Ended November 30, 1995, 1994, and 1993   . . . . . . . . . . . . . . . . . . . .                        28

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . .                        30

Schedule III - Real Estate and Accumulated Depreciation . . . . . . . . . . . . . . . . . .                        42

Schedule IV - Mortgage Loans on Real Estate . . . . . . . . . . . . . . . . . . . . . . . .                        44



All other schedules are omitted because they are not required, are not applicable, or the information required is included in the Consolidated Financial Statements or the notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Trustees of Vinland Property Trust


We have audited the accompanying consolidated balance sheets of Vinland Property Trust and subsidiaries as of November 30, 1995 and 1994, and the related statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended November 30, 1995. These financial statements and the schedules referred to below are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vinland Property Trust and subsidiaries as of November 30, 1995 and 1994, and the results of their operations and their cash flows for each of the two years in the period ended November 30, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental Schedules III and IV are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                             Arthur Andersen LLP
Dallas, Texas
January 31, 1996

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Trustees of Vinland Property Trust

We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows of Vinland Property Trust and Subsidiaries for the year ended November 30, 1993. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated statements referred to above present fairly, in all material respects, the consolidated results of the operations of Vinland Property Trust and Subsidiaries and their cash flows for the year ended November 30, 1993, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedules referred to above present fairly, in all material respects, the information set forth therein.



                                                                     BDO Seidman




Dallas, Texas
February 17, 1994

                            VINLAND PROPERTY TRUST
                          CONSOLIDATED BALANCE SHEETS


                                                                              November 30,              November 30,
                                                                           ------------------        -----------------
                                                                                  1995                      1994
                                                                           ------------------        -----------------
                                                                                      (dollars in thousands)
                             Assets
                             ------
Real Estate
  Held for investment, net of accumulated depreciation
    ($4,660 in 1995 and $4,141 in 1994)   . . . . . . . . . . .            $           18,244        $          18,761
  Held for sale, net of accumulated depreciation
    ($612 in 1995 and $140 in 1994)   . . . . . . . . . . . . .                        13,683                    1,601
                                                                           ------------------        -----------------
                                                                                       31,927                   20,362
Less - allowance for estimated losses . . . . . . . . . . . . .                          (241)                       -
                                                                           ------------------        -----------------
                                                                                       31,686                   20,362
Notes and interest receivable
  Performing  . . . . . . . . . . . . . . . . . . . . . . . . .                           737                      919
  Nonperforming, nonaccruing  . . . . . . . . . . . . . . . . .                             -                    1,739
                                                                           ------------------        -----------------
                                                                                          737                    2,658
Less - allowance for estimated losses . . . . . . . . . . . . .                             -                   (1,802)
                                                                           ------------------        -----------------
                                                                                          737                      856
Cash and cash equivalents.  . . . . . . . . . . . . . . . . . .                         2,847                      209
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . .                         1,708                    1,311
                                                                           ------------------        -----------------
                                                                           $           36,978        $          22,738
                                                                           ==================        =================

           Liabilities and Shareholders' Equity
           ------------------------------------

Liabilities
Notes, debentures, and interest payable . . . . . . . . . . . .            $           26,491        $          12,442
Other liabilities . . . . . . . . . . . . . . . . . . . . . . .                         1,231                    1,067
                                                                           ------------------        -----------------
                                                                                       27,722                   13,509
Commitments and contingencies . . . . . . . . . . . . . . . . .
Shareholders' equity
Shares of beneficial interest, no par value; authorized
  shares, unlimited; issued and outstanding
  (1,392,006 shares in 1995 and in 1994)  . . . . . . . . . . .                         2,318                    2,318
Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . .                        43,876                   43,876
Accumulated distributions in excess of
  accumulated earnings  . . . . . . . . . . . . . . . . . . . .                       (36,938)                 (36,965)
                                                                           ------------------        -----------------
                                                                                        9,256                    9,229
                                                                           ------------------        -----------------
                                                                           $           36,978        $          22,738
                                                                           ==================        =================

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                             VINLAND PROPERTY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       For the Years Ended November 30,
                                                                 ---------------------------------------------
                                                                    1995             1994             1993
                                                                 ------------     -----------      -----------
                                                                    (dollars in thousands, except per share)
Income
 Rentals  . . . . . . . . . . . . . . . . . . . . . . . .        $      8,306     $     6,527      $     5,753
 Interest   . . . . . . . . . . . . . . . . . . . . . . .                 131             319              289
                                                                 ------------     -----------      -----------
                                                                        8,437           6,846            6,042

Expense
 Property operations (including $83 in 1995,
    $69 in 1994, and $90 in 1993 to affiliates)   . . . .               5,666           4,405            4,369
 Interest   . . . . . . . . . . . . . . . . . . . . . . .               1,441           1,173              970
 Depreciation   . . . . . . . . . . . . . . . . . . . . .                 991             898              841
 Advisory fee to affiliate  . . . . . . . . . . . . . . .                 146             157                -
 Advisory fee to prior advisor  . . . . . . . . . . . . .                   -              75              154
 General and administrative (including $165 in 1995,
    $161 in 1994, and $87 in 1993 to affiliates)  . . . .                 356             567              315
 Provision for losses . . . . . . . . . . . . . . . . . .                (190)              -                -
                                                                 ------------     -----------      -----------
                                                                        8,410           7,275            6,649
                                                                 ------------     -----------      -----------

Net income (loss) . . . . . . . . . . . . . . . . . . . .        $         27     $      (429)     $      (607)
                                                                 ============     ===========      ===========



Earnings per share
Net income (loss) . . . . . . . . . . . . . . . . . . . .        $        .02     $      (.31)     $      (.51)
                                                                 ============     ===========      ===========


Weighted average shares of beneficial
 interest used in computing earnings per share  . . . . .           1,392,006       1,368,527        1,193,572
                                                                 ============     ===========      ===========



  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                             VINLAND PROPERTY TRUST
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                                            Accumulated
                                                  Shares of                                 Distributions
                                             Beneficial Interest                            in Excess of
                                         ---------------------------       Paid-in           Accumulated     Shareholders'
                                            Shares         Amount          Capital            Earnings          Equity
                                         -----------    ------------     -----------        -------------   --------------
                                                                      (dollars in thousands)
Balance, November 30, 1992  . . . .        1,193,157    $      1,989     $    43,439          $  (34,438)   $    10,990

Distributions . . . . . . . . . . .                -               -               -              (1,491)        (1,491)
Conversion of debentures
   and obligations  . . . . . . . .            5,656               9              14                   -             23
Exercise of share purchase
   rights   . . . . . . . . . . . .            4,710               8               9                   -             17
Net (loss)  . . . . . . . . . . . .                -               -               -                (607)          (607)
                                         -----------    ------------     -----------          ----------    -----------

Balance, November 30, 1993  . . . .        1,203,523           2,006          43,462             (36,536)         8,932

Conversion of debentures
   and obligations  . . . . . . . .          112,216             185             262                   -            447
Exercise of share purchase
   rights   . . . . . . . . . . . .           76,267             127             152                   -            279
Net (loss)  . . . . . . . . . . . .                -               -               -                (429)          (429)
                                         -----------    ------------     -----------          ----------    -----------

Balance, November 30, 1994  . . . .        1,392,006           2,318          43,876             (36,965)         9,229

Net income  . . . . . . . . . . . .                -               -               -                  27             27
                                         -----------    ------------     -----------          ----------    -----------

Balance, November 30, 1995  . . . .        1,392,006    $      2,318     $    43,876          $  (36,938)   $     9,256
                                         ===========    ============     ===========          ==========    ===========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                             VINLAND PROPERTY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            For the Years Ended November 30,
                                                                       -------------------------------------------
                                                                          1995            1994             1993
                                                                       ---------        ---------        ---------
                                                                                 (dollars in thousands)
Cash Flows from Operating Activities
 Rentals collected  . . . . . . . . . . . . . . . . . . . . .          $   8,320        $   6,448        $   5,624
 Interest collected   . . . . . . . . . . . . . . . . . . . .                128              253              210
 Interest paid  . . . . . . . . . . . . . . . . . . . . . . .             (1,383)          (1,097)            (928)
 Payments for property operations (including $83
    in 1995, $69 in 1994, and $90 in 1993 to affiliates)  . .             (5,532)          (4,447)          (4,547)
 General and administrative expenses paid
    (including $165 in 1995, $161 in 1994, and $87
    in 1993 to affiliates)  . . . . . . . . . . . . . . . . .               (427)            (373)            (354)
 Advisory fee (paid to) affiliate   . . . . . . . . . . . . .               (138)            (104)               -
 Advisory fee received from (paid to) prior advisor   . . . .                115              (30)            (300)
 Deferred financing costs paid  . . . . . . . . . . . . . . .               (272)             (75)             (89)
                                                                       ---------       ----------       ----------

    Net cash provided by (used in) operating activities . . .                811              575             (384)
                                                                       ---------       ----------       ----------

Cash Flows from Investing Activities
 Acquisition of real estate   . . . . . . . . . . . . . . . .               (258)               -                -
 Collections of notes receivable  . . . . . . . . . . . . . .                181              642              435
 Funding of note receivable   . . . . . . . . . . . . . . . .               (196)               -             (200)
 Real estate improvements   . . . . . . . . . . . . . . . . .               (534)            (975)          (1,342)
                                                                       ---------       ----------       ----------

    Net cash (used in) investing activities . . . . . . . . .               (807)            (333)          (1,107)
                                                                       ---------       ----------       ----------

Cash Flows from Financing Activities
 Proceeds from borrowings   . . . . . . . . . . . . . . . . .              5,336                -            2,531
 Payments of notes payable  . . . . . . . . . . . . . . . . .             (2,343)            (454)          (1,045)
 Exercise of share purchase rights  . . . . . . . . . . . . .                  -              279               17
 Redemption of uncertificated obligations . . . . . . . . . .                (91)               -                -
 Replacement escrow (deposits) receipts, net  . . . . . . . .               (268)               8               (4)
                                                                       ---------       ----------       ----------

    Net cash provided by (used in) financing activities . . .              2,634             (167)           1,499
                                                                       ---------       ----------       ----------

Net increase  in cash and cash equivalents  . . . . . . . . .              2,638               75                8


Cash and cash equivalents, beginning of year  . . . . . . . .                209              134              126
                                                                       ---------       ----------       ----------

Cash and cash equivalents, end of year  . . . . . . . . . . .          $   2,847       $      209       $      134
                                                                       =========       ==========       ==========


  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                             VINLAND PROPERTY TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                                           For the Years Ended November 30,
                                                                      ---------------------------------------------
                                                                         1995             1994              1993
                                                                      ----------       ----------         ---------
                                                                                    (dollars in thousands)
Reconciliation of net income (loss) to net cash
 provided by (used in) operating activities:
    Net income (loss) . . . . . . . . . . . . . . . . . . . .         $       27       $     (429)        $   (607)
      Depreciation and amortization . . . . . . . . . . . . .              1,137              958              894
      Provision for losses  . . . . . . . . . . . . . . . . .               (190)              -                -
      Changes in other assets and liabilities, net
        of effects of noncash investing and
        financing activities
        (Increase) in interest receivable . . . . . . . . . .                 -               (65)             (76)
        (Increase) in other assets  . . . . . . . . . . . . .                (65)            (222)            (482)
        Increase (decrease) in other liabilities  . . . . . .               (104)             287             (114)
        Increase in interest payable  . . . . . . . . . . . .                  6               46               24
        Other . . . . . . . . . . . . . . . . . . . . . . . .                 -                -               (23)
                                                                      ----------       ----------         --------

        Net cash provided by (used in)
          operating activities  . . . . . . . . . . . . . . .         $      811       $      575         $   (384)
                                                                      ==========       ==========         ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

For the year ended November 30, 1995:
-------------------------------------
Assets acquired or relinquished and liabilities assumed in connection with the acquisition of real estate:
 Real estate  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $       13,393
 Notes receivable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (1,935)
 Other assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  194
 Mortgage debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (11,142)
 Other liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (252)
                                                                                                          --------------
    Cash paid   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $          258
                                                                                                          ==============

For the year ended November 30, 1994:
-------------------------------------
 Conversion of Convertible Debentures and Obligations   . . . . . . . . . . . . . . . . . . . . . .       $          447
 Note receivable received as consideration in the partial settlement
    of another mortgage note receivable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   66
 Obligation assumed in connection with property exchange  . . . . . . . . . . . . . . . . . . . . .                  240
 Real estate acquired in partial satisfaction of a note receivable  . . . . . . . . . . . . . . . .                  241

For the year ended November 30, 1993:
-------------------------------------
 Distribution of Convertible Debentures and Obligations   . . . . . . . . . . . . . . . . . . . . .       $        1,491
 Conversion of Convertible Debentures and Obligations   . . . . . . . . . . . . . . . . . . . . . .                   23
 Notes receivable received as consideration in the partial settlement
    of another mortgage note receivable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  143

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                             VINLAND PROPERTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements of Vinland Property Trust, subsidiaries, and the consolidated partnerships (the "Trust") have been prepared in conformity with generally accepted accounting principles ("GAAP"), the most significant of which are described in NOTE 1. "SIGNIFICANT ACCOUNTING POLICIES". The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These, along with the remainder of the Notes to Consolidated Financial Statements, are an integral part of the Consolidated Financial Statements. The data presented in the Notes to Consolidated Financial Statements are as of November 30 of each year and for the fiscal year then ended, unless otherwise indicated. Dollar amounts in tables are in thousands, except per share amounts.

Certain balances for 1993 and 1994 have been reclassified to conform to the 1995 presentation.

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

Organization and Trust business. Vinland Property Trust and its subsidiaries ("VPT") is a California business trust organized July 18, 1973. The Trust was formed to invest in real estate, including commercial and apartment properties, and, to a lesser extent, finance real estate through mortgage loans.

Basis of consolidation. The Consolidated Financial Statements include the accounts of VPT and partnerships which it controls. All significant intercompany transactions and balances have been eliminated.

Real estate and depreciation. Real estate is carried at the lower of cost or estimated fair value. Foreclosed real estate is initially recorded at new cost, defined as the lower of the Trust's note receivable carrying amount or the fair value of the collateral property less estimated costs of sale. The Trust capitalizes property improvements and major rehabilitation projects which increase the value of the respective property and have useful lives greater than one year, except for individual expenditures less than $10,000 which are not part of a planned renovation project. Depreciation is provided for by the straight-line method over the estimated useful lives of the assets, which range from 5 to 40 years.

The Trust's management reviews the Trust's properties held for investment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. This review generally consists of a review of the properties' cash flow and current and projected market conditions, as well as any changes in general and local economic conditions. If an impairment loss exists based on the results of this review, a loss is recognized by a charge against current earnings and a corresponding reduction in the respective asset's carrying value. The amount of this impairment loss is equal to the amount by which the carrying value of the property exceeds the estimated fair value.

At least annually, all properties held for sale are reviewed by the Trust's management, and a determination is made if the held for sale classification remains appropriate. The following are among the factors considered in determining that a change in classification to held for investment is appropriate: (i) the property has been held for at least one year; (ii) Trust management has no intent to dispose of the property within the next twelve months; (iii) the property is a "qualifying asset" as defined in the Internal Revenue Code of 1986, as amended (the "Code"); (iv) property improvements have been funded; and (v) the Trust's financial resources are such that the property can be held long-term.

                             VINLAND PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for estimated losses. Valuation allowances are provided for estimated losses on mortgage notes receivable and properties held for sale to the extent that the investment in the notes or properties exceeds the Trust's estimate of fair value of the collateral securing the notes or the properties. The provisions for losses are based on estimates, and actual losses may vary from current estimates. Such estimates are reviewed periodically. Any additional provision determined to be necessary or the reversal of any existing allowance no longer required is recorded by a charge or credit to current earnings.

Interest recognition on notes receivable. It is the Trust's policy to cease recognizing interest income on notes receivable that have been delinquent for 60 days or more. In addition, accrued but unpaid interest income is recognized only to the extent that the fair value of the underlying collateral exceeds the carrying value of the receivable.

Cash equivalents. The Trust considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

Other Assets. Other assets consist primarily of tenant accounts receivable, prepaid leasing commissions, escrow deposits, and deferred borrowing costs. Prepaid leasing commissions are amortized to leasing commission expense, included in property operating expenses, on the straight-line method over the related lease terms. Deferred borrowing costs are amortized on the straight-line method (which approximates the effective interest method) over the related loan terms, and such amortization is included in interest expense.

Revenue recognition on the sale of real estate. Sales of real estate are recorded when and to the extent permitted by Statement of Financial Accounting Standards ("SFAS") No. 66 - "Accounting for Sales of Real Estate". Until the requirements of SFAS No. 66 for full profit recognition have been met, transactions are accounted for using the deposit, installment, cost recovery, or financing method, whichever is appropriate.

Earnings per share. Income (loss) per share of beneficial interest is computed based upon the weighted average number of shares outstanding during each fiscal year. Effective December 1, 1995, the Board of Trustees (the "Board") approved a one-for-five reverse share split of all the Trust's shares of beneficial interest on the basis of one new share (a "Post-Split Share") for each five shares then outstanding (each an "Old Share"). All share and per share data have been restated to give effect to the one-for-five reverse share split.

Fair value of financial instruments. The carrying value of the Trust's cash and cash equivalents approximates fair value. The Trust uses the following assumptions in estimating the fair value of its notes receivable and notes payable. For performing notes receivable, the fair value is estimated by discounting future expected cash flows using current interest rates for similar loans. For nonperforming notes receivable, the estimated fair value of the Trust's interest in the collateral property is used. For notes payable, the fair value is estimated by discounting future expected cash flows using current rates for mortgages with similar terms and maturities. The estimated fair values presented do not purport to present amounts to be ultimately realized by the Trust. The amounts ultimately realized may vary significantly from the estimated fair values presented.

                             VINLAND PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2.  NOTES AND INTEREST RECEIVABLE

Notes and interest receivable consisted of the following at November 30:

                                                                    1995                               1994
                                                       -----------------------------      -----------------------------
                                                           Estimated                         Estimated
                                                           Fair             Book             Fair             Book
                                                           Value            Value            Value            Value
                                                       ------------     ------------      -----------     -------------
Notes Receivable
 Performing   . . . . . . . . . . . . . . . . . .      $        736     $        731      $       939     $         913
 Nonperforming, nonaccruing   . . . . . . . . . .                 -               -             1,757             1,757
                                                       ------------     ------------      -----------     -------------
                                                       $        736              731      $     2,696             2,670
                                                       ============                       ===========

 Interest receivable  . . . . . . . . . . . . . .                                  6                                  6
 Unamortized (discount)   . . . . . . . . . . . .                                  -                                (18)
                                                                        ------------                      -------------
                                                                        $        737                      $       2,658
                                                                        ============                      =============

Notes receivable at November 30, 1995, mature from 1996 through 1999, with interest rates ranging from 7% to 10% per annum. All notes receivable are recourse obligations of the respective borrowers and are secured by real estate. Scheduled principal maturities in fiscal 1996 total $603,000.

The Trust recognizes interest income on nonperforming notes receivable only to the extent of cash received. Notes receivable are considered to be nonperforming when they become 60 days or more delinquent. For fiscal 1995, 1994, and 1993, unrecognized interest income on nonperforming notes receivable totaled $187,000, $44,000, and $96,000, respectively. Such unrecognized interest income will not ultimately be collected by the Trust as the mortgage notes to which the amounts relate have been satisfied by either full principal payment or foreclosure of the collateral property. Interest income on nonperforming notes receivable recorded to the extent of cash received amounted to $160,000 and $104,000 during fiscal 1994 and 1993, respectively. The Trust did not recognize any interest income on nonperforming notes receivable during fiscal 1995.

The Trust's mortgage loan secured by the Cochonour farm and residence ("Cochonour") matured in December 1990. In September 1991, the guarantor provided additional collateral in the form of first lien mortgages and assignments of mortgages on condominium units located in Cook County, Illinois. In return, the Trust extended the maturity date of the note to December 7, 1995, and all accrued but unpaid interest was added to principal, increasing the outstanding principal balance of the note to $1.4 million. During 1993 and 1994, eighteen of the twenty condominium units securing Cochonour were sold, and, in accordance with the modified terms of the note, the proceeds of such sales were applied to reduce the principal balance of the note. In connection with the sale of three units, the Trust accepted five-year notes in the principal amounts of $69,900, $73,000, and $66,400, secured by each respective unit. Terms of the condominium notes provide for monthly payments of principal and interest based upon a 25-year amortization, with the unpaid principal balance due at the notes' maturities. The notes bear interest from 6% to 7% per annum for the first two years and from 8% to 9% per annum thereafter. In September 1994, the Trust and the borrower agreed to a settlement of the Cochonour Note. Under the agreed-upon terms, a portion of the collateral property, a farm and luxury residence in Carroll County, Missouri, was conveyed to the Trust. In April 1995, the two remaining condominium units securing the note were sold, and the net proceeds of sale were remitted to the Trust for application against and payment in full of the principal balance of the Cochonour Note of $110,000.

                             VINLAND PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2.  NOTES AND INTEREST RECEIVABLE (Continued)

In August 1995, the Trust and the borrower agreed to a settlement of the $2.0 million note receivable secured by a second lien mortgage on Polynesia Village Apartments, a 448-unit apartment complex located in Tacoma, Washington ("Polynesia"), which is subject to $5.8 million senior underlying debt. In accordance with the terms of the agreement, in August 1995, the Trust paid the borrower $75,000 and gained control of the property. Simultaneously, the deed to the property was placed in escrow to be transferred to the Trust upon payment of an additional $100,000 by February 22, 1996. At August 31, 1995, the Trust recorded an in-substance foreclosure of Polynesia, which is classified with "Real Estate - Held for sale" in the accompanying November 30, 1995, Consolidated Balance Sheet. As the estimated fair value of the property exceeded the Trust's recorded investment in the mortgage note, a $1.0 million previously established allowance for estimated loss was reversed with a corresponding credit to provision for losses in August 1995.

NOTE 3.   REAL ESTATE AND DEPRECIATION

In May 1995, the Trust purchased three apartment complexes: Collegewood, Florida Towers, and Jefferson Towers, located in Tallahassee, Florida, for $2.5 million, subject to an existing nonrecourse wrap mortgage of $2.4 million. The Trust assumed the existing mortgage loan and paid the remaining purchase price, along with closing costs, of $118,000 in cash from the general working capital of the Trust. Concurrently with the execution of the loan assumption, on June 5, 1995, the Trust paid the lender $300,000 in cash reducing the principal balance by the same amount. The mortgage loan calls for monthly interest payments calculated at 10% per annum and matures June 1997.

The Trust purchased the above properties from Investors Florida Capitol Fund II, Ltd., a Florida limited partnership (the "Seller"). Investors General, Inc. ("IGI"), which owns a 1% general partnership interest in the Seller, is owned by Investors General Acquisition Corporation ("IGAC"). John A. Doyle, Trustee and Chief Financial Officer of the Trust, is a 62.5% stockholder of IGAC. Mr. Doyle also serves as Director and President of Tarragon Realty Advisors, Inc. ("Tarragon"), the Trust's advisor since March 1, 1994. Tarragon is owned by Lucy N. Friedman, William S. Friedman's wife, and Mr. Doyle. Mr. Friedman serves as President, Chief Executive Officer, and Trustee of the Trust and Director and Chief Executive Officer of Tarragon. The Friedman and Doyle families together own approximately 27% of the outstanding shares of the Trust. The purchase price of the properties was based on their fair market values, and the entire transaction was approved by a majority of the limited partners of the Seller as well as the unaffiliated Trustees of the Trust. IGI and Messrs. Friedman and Doyle abstained in the votes.

In August 1994, the Trust entered into a tax-free exchange contract involving Westover Valley Apartments ("Westover") in Fort Worth, Texas, and Riverside Apartments ("Riverside") in Austin, Texas. In August 1995, the exchange was completed whereby the Riverside title was transferred to the Trust and the Westover title was relinquished by the Trust. In connection with the exchange closing, the Trust assumed the $2.9 million mortgage note secured by a first lien mortgage on Riverside. The note bears interest at 8.5% per annum, calls for monthly principal and interest payments of $24,157, and matures September 1999. Also at the closing, the notes payable assumed by the Trust upon entering into the exchange contract of $240,000 had been paid in full, and the collateral pledged, one of the Trust's mortgage notes in the principal amount of $600,000, was released. The Trust recognized no gain or loss on the exchange and paid Tarragon a real estate commission of $24,000 in fiscal 1994 related to this transaction. Between August 1994 and August 1995, the Trust leased Riverside under an operating lease for $40,000 per month.

                             VINLAND PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3.   REAL ESTATE AND DEPRECIATION (Continued)

In September 1995, the Trust ceased payments on the mortgage debt secured by the Villas at Central Park, a 288-unit apartment complex located in Orlando, Florida, as the Trust had determined that further investment in the property could not be justified without substantial modification of the debt. At November 30, 1995, the balances of the first lien and second lien mortgage loans were $2.4 million and $3.0 million, respectively. During the fourth fiscal quarter of 1995, the Trust entered into negotiations to sell the property to a third party for $5.3 million, and the property was reclassified to held for sale in the Trust's Consolidated Balance Sheet. The sale closed in January 1996 and included an agreement by the second lienholder to discount the mortgage debt assumed by the purchaser. In January 1996, the Trust will recognize an extraordinary gain of approximately $253,000 due to the debt forgiveness and an estimated loss on the sale of $138,000 equal to the amount by which the carrying value plus the costs to sell the property exceeded the disposition sales price.

During the third quarter of 1995, the Trust determined that the availability of mortgage financing and the appreciation in retail rents in Houston, Texas, made holding the Briarwest Shopping Center ("Briarwest") in the best interest of the Trust, and, accordingly, the Trust reclassified Briarwest from real estate held
for sale to real estate held for investment.   The Trust is currently pursuing
long-term refinancing of the mortgage debt secured by a first lien on Briarwest.

At November 30, 1995, all of the Trust's real estate, except the Phoenix Apartments and Cochonour, was pledged as collateral on notes payable. See NOTE
5. "NOTES, DEBENTURES, AND INTEREST PAYABLE".

NOTE 4.  ALLOWANCE FOR ESTIMATED LOSSES AND PROVISIONS FOR LOSSES

Activity in the allowance for estimated losses was as follows:

                                                                         1995                   1994
                                                                     ------------            -----------
               Beginning balance  . . . . . . . . . . . .            $      1,802            $     1,802
               Amounts reversed . . . . . . . . . . . . .                  (1,561)                     -
                                                                     ------------            -----------

               Balance November 30  . . . . . . . . . . .            $        241            $     1,802
                                                                     ============            ===========

As discussed in NOTE 2. "NOTES AND INTEREST RECEIVABLE", in August 1995, the Trust reversed a $1.0 million previously established allowance for loss related to Polynesia.

The Trust also concluded at August 31, 1995, that the remaining $802,000 balance in the allowance for estimated losses was no longer required against certain notes receivable. However, the Trust ascertained that a $241,000 allowance against the carrying value of Cochonour, acquired in September 1994 as partial settlement on one of the Trust's mortgage notes receivable, was necessary to reduce its net carrying value to its estimated fair value. As a result, a reversal of $561,000 of the allowance for estimated losses was recorded in August 1995 as a credit to current earnings.

Additionally, the Trust determined a permanent impairment in value existed on the Villas at Central Park, and, in August 1995, recorded a direct write down of $1.4 million reducing the property carrying value to its then estimated fair value.

                             VINLAND PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5.  NOTES, DEBENTURES, AND INTEREST PAYABLE

Notes, debentures, and interest payable consisted of the following at November
30:

                                                                 1995                              1994
                                                     ----------------------------      --------------------------
                                                      Estimated                         Estimated
                                                         Fair            Book             Fair            Book
                                                        Value            Value            Value           Value
                                                     ----------       -----------      ----------      ----------
Notes payable . . . . . . . . . . . . . . .          $   25,930       $    25,402      $   11,034      $   11,325
Debentures, including
 uncertificated obligations in 1994   . . .                 869               929             994           1,020
                                                     ----------       -----------      ----------      ----------
                                                     $   26,799            26,331      $   12,028          12,345
                                                     ==========               160      ==========              97
Interest payable  . . . . . . . . . . . . .                           -----------                      ----------
                                                                      $    26,491                      $   12,442
                                                                      ===========                      ==========

At November 30, 1995, notes payable bear interest at rates ranging from 7.63% to 10% per annum and mature between 1997 and 2005. These notes are generally nonrecourse and are primarily collateralized by deeds of trust on real estate with an aggregate net carrying value of $30.3 million.

Debentures and uncertificated obligations bear interest at 9% per annum and mature June 30, 2003. See NOTE 7. "DISTRIBUTIONS TO SHAREHOLDERS". On December 30, 1994, the Trust redeemed all the outstanding uncertificated obligations.

In January 1995, the Trust completed the refinancing of the mortgage debt secured by a first lien on the Southern Elms Apartments located in Tulsa, Oklahoma. The Trust received net refinancing proceeds of $869,000 after the payoff of the existing $451,000 mortgage loan that bore interest at 12% per annum and was scheduled to mature in fiscal 1995. The remainder of the refinancing proceeds was used to fund escrows for replacements and repairs and to pay closing costs associated with the refinancing. The new $1.4 million nonrecourse mortgage loan bears interest at 9.68% per annum, requires monthly principal and interest payments of $12,100, and matures in February 2002. The Trust paid a refinancing fee of $13,700 to Tarragon based upon the new $1.4 million first mortgage financing.

Also in January 1995, the Trust extended the maturity date of the $1.9 million nonrecourse mortgage loan secured by One Turtle Creek Office Complex. The mortgage loan, originally scheduled to mature in March 1995, will continue to accrue interest at 9% per annum, requires monthly payments of principal and interest totaling $16,850, and matures February 2005.

The Trust recorded a $5.8 million first lien mortgage in connection with the August 1995 in-substance foreclosure of Polynesia. The mortgage loan bears interest at 7.63% per annum, requires monthly payments of principal and interest of $45,401, and matures in November 1997. For further discussion of the transaction, see NOTE 2. "NOTES AND INTEREST RECEIVABLE".

In October 1995, the Trust refinanced the mortgage debt secured by the Aspentree Apartments located in Dallas, Texas. The new $4.0 million first lien mortgage loan bears interest at 8.33% per annum, calls for monthly principal and interest payments of $30,658, and matures in November 2005. The Trust received net refinancing

                             VINLAND PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5.  NOTES, DEBENTURES, AND INTEREST PAYABLE (Continued)

proceeds of $2.7 million after the payoff of the $1.0 million existing mortgage loan that bore interest at 10.13% per annum and was scheduled to mature in August 2000. The remainder of the refinancing proceeds was used to fund escrows and pay the related closing costs. In connection with the new mortgage financing, the Trust paid Tarragon a refinancing fee of $39,660.

At November 30, 1995, scheduled principal payments on notes and debentures payable are due as follows:

                1996  . . . . . . . . . . . . . . . . . . . . . . . . . .                  $      479
                1997  . . . . . . . . . . . . . . . . . . . . . . . . . .                      11,145
                1998  . . . . . . . . . . . . . . . . . . . . . . . . . .                         352
                1999  . . . . . . . . . . . . . . . . . . . . . . . . . .                       3,042
                2000  . . . . . . . . . . . . . . . . . . . . . . . . . .                       2,187
                Thereafter  . . . . . . . . . . . . . . . . . . . . . . .                       9,126
                                                                                           ----------
                                                                                           $   26,331
                                                                                           ==========

NOTE 6.   SHARE PURCHASE RIGHTS

On October 15, 1993, the Trust issued share purchase rights to shareholders of record on September 15, 1993. One share purchase right was issued for each Trust Old Share held by owners of 400 or more Old Shares. Four share purchase rights entitled the holder to purchase one additional Old Share at a price of $0.73 until January 13, 1994. Holders of fewer than 400 Old Shares received a $0.01 per share cash payment in lieu of share purchase rights. The Trust received $296,100 in cash and new equity from the exercise of the share purchase rights, which resulted in the issuance of 404,885 additional Old Shares (80,977 Post-Split Shares).

On March 24, 1989, the Trust distributed one share purchase right for each outstanding Old Share pursuant to a Rights Agreement dated March 10, 1989, as amended (the "Rights Agreement"). Under such Rights Agreement, each share certificate also represents one "Share Purchase Right" which, under the circumstances described therein, entitled the holder to purchase one Old Share for $12. With effectuation of the one-for-five reverse share split, the Share Purchase Rights have been proportionately adjusted so that each new Post-Split Share certificate also represents one Share Purchase Right (a "Right") which permits the holder to purchase one Post-Split Share for $60. After the Rights become exercisable, the holders have the right to buy, for the exercise price, Post-Split Shares with a market value of twice the exercise price. The Board may redeem the Rights in whole, but not in part, at a Post-Split Share adjusted redemption price equal to $0.05 per Right. The Rights are exercisable only after a person or group acquires (other than from the Trust or by exercise of rights) or commences a tender or exchange offer for 30% of the outstanding Post-Split Shares or if the Trustees declare any holder of 10% or more of such outstanding Post-Split Shares to be an "Adverse Person" (as defined in the Rights Agreement). The Rights expire on March 24, 1999. In any merger or consolidation after the Rights become exercisable, each Right will be converted into the right to purchase, for the $60 exercise price, shares or equity interests of the surviving entity with a market value of twice the exercise price.

                             VINLAND PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7.  DISTRIBUTIONS TO SHAREHOLDERS

In conjunction with the October 1993 share purchase rights distribution, the Trust also paid to shareholders of record on September 15, 1993, a taxable distribution of $1.25 per Post-Split Share, totaling $1.5 million and equal to the Trust's 1992 taxable income, in the form of either the Trust's 9% Series A Convertible Subordinated Debentures ("Debentures") or Uncertificated Convertible Subordinated Obligations ("Obligations"). The Debentures and Obligations were convertible until January 13, 1994, at a price of $0.80 per Trust share. The Trust received $470,000 in new equity from the conversion of Debentures and Obligations which resulted in the issuance of 117,872 Post-Split Shares. For nonconverted Debentures and Obligations, interest is payable on June 30 and December 31 of each year to holders of record on the preceding June 15 or December 15. The Debentures and Obligations mature June 30, 2003, and are redeemable by the Trust at any time at 100% of the principal amount together with accrued but unpaid interest. On December 30, 1994, the Trust redeemed all the outstanding Obligations. At November 30, 1995, the outstanding principal balance of the Debentures totaled $929,000. See NOTE 5. "NOTES, DEBENTURES, AND INTEREST PAYABLE".

No distributions were declared or paid in 1994 or 1995. The 1993 distribution was taxable to shareholders as capital gains.

NOTE 8.  SHARE OPTIONS

In November 1995, pursuant to the shareholder approval of the Independent Trustee Share Option Plan (the "Trustee Plan"), the Trust issued options to each Independent Trustee to purchase up to 600 Post-Split Shares at an exercise
price equal to the market price on the grant date.   The options expire on the
earlier of the first anniversary of the date on which a Trustee ceases to be a Trustee of the Trust or ten years from the date of grant ("Termination Date") and are exercisable at any time between the date of grant and the Termination Date. These options have been restated to give effect to the one-for-five reverse share split effective December 1, 1995. In addition, for each year such Trustee continues to serve as a Trustee, he will be awarded an option covering 300 Post-Split Shares on December 1 of each year. Accordingly, in December 1995, each Independent Trustee was issued additional options to purchase up to 300 Post-Split Shares at an exercise price equal to the market price on the grant date. These options have the same Termination Date as the options granted in November 1995. The Trustee Plan provides for a total of 60,000 Post-Split Shares.

Pursuant to the approval of the Trust's Share Option and Incentive Plan (the "Incentive Plan") at the November Shareholder meeting, on January 1, 1996, the Trust issued options to certain Officers and key employees of the Trust covering 22,000 Post-Split Shares. All options were issued with an exercise price equal to the market price on the grant date, are exercisable beginning one year after the date of grant, and expire in five years on December 31, 2000. The Incentive Plan provides for a total of 100,000 Post-Split Shares and all grants are determined by a committee comprised of three Trustees including Messrs. Friedman, Doyle, and Michael E. Smith.

NOTE 9.  INCOME TAXES

At November 30, 1993, the Trust recognized an aggregate deferred tax benefit of $600,000 due to tax deductions available to it in future years. However, due to, among other factors, the Trust's inconsistent earnings history, the Trust was unable to conclude that the future realization of the deferred tax benefit, which requires the generation of taxable income, was more likely than not. Accordingly, a valuation allowance for the

                             VINLAND PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9.  INCOME TAXES (Continued)

entire amount of the deferred tax benefit has been recorded.

For 1995, 1994, and 1993, the Trust has elected and, in the opinion of the Trust's management, qualified to be taxed as a Real Estate Investment Trust ("REIT"), as defined in Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, (the "Code") and, as such, will not be taxed for federal income tax purposes on that portion of its taxable income which is distributed to shareholders, provided that at least 95% of its REIT taxable income is distributed. See NOTE 7. "DISTRIBUTIONS TO SHAREHOLDERS".

No provision has been made for federal income taxes because the Trust believes it has qualified as a REIT and expects that it will continue to do so.

NOTE 10.  RENTALS UNDER OPERATING LEASES

The Trust's rental operations include the leasing of a shopping center and a combination office building and shopping center. The leases thereon expire at various dates through 2013. The following is a schedule of minimum future rentals on non-cancelable operating leases:

                1996  . . . . . . . . . . . . . . . . . . . . . . . . . .                   $   1,247
                1997  . . . . . . . . . . . . . . . . . . . . . . . . . .                       1,294
                1998  . . . . . . . . . . . . . . . . . . . . . . . . . .                       1,195
                1999  . . . . . . . . . . . . . . . . . . . . . . . . . .                       1,008
                2000  . . . . . . . . . . . . . . . . . . . . . . . . . .                         674
                Thereafter  . . . . . . . . . . . . . . . . . . . . . . .                       1,414
                                                                                           ----------
                                                                                           $    6,832
                                                                                           ==========

NOTE 11.  ADVISORY AGREEMENT

Although the Trust's Board is directly responsible for managing the affairs of the Trust and for setting the policies which guide it, the day-to-day operations of the Trust are performed by a contractual advisory firm under the supervision of the Trust's Board. The duties of the advisor include, among other things, locating, investigating, evaluating, and recommending real estate and mortgage note investment and sales opportunities, as well as financing and refinancing sources for the Trust. The advisor also serves as a consultant in connection with the business plan and investment policy decisions made by the Trust's Board.

On February 10, 1994, the Trust's Board selected Tarragon to replace Basic Capital Management, Inc., ("BCM") as the Trust's advisor. Since March 1, 1994, Tarragon has provided advisory services to the Trust under an advisory agreement, approved by the Board and ratified by the shareholders on November 20, 1995. Mr. Friedman, President, Chief Executive Officer, and Trustee of the Trust, serves as a Director and Chief Executive Officer of Tarragon. Tarragon is owned by Lucy N. Friedman, Mr. Friedman's wife, and Mr. Doyle, who serves as a Director and President of Tarragon and Chief Financial Officer and Trustee of the Trust. The Friedman and Doyle families own approximately 27% of the outstanding shares of the Trust.

                             VINLAND PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11.  ADVISORY AGREEMENT (Continued)

BCM served as the Trust's advisor from March 1989 to February 28, 1994. Mr. Friedman was President of BCM until May 1, 1993. BCM is beneficially owned by a trust for the benefit of the children of Mr. Gene E. Phillips, who served as a Trustee of the Trust until December 7, 1992. BCM resigned as advisor to the Trust effective February 28, 1994.

The provisions of the Trust's Initial Advisory Agreement ("Initial Advisory Agreement") with Tarragon were substantially the same as those of the BCM advisory agreement. Under the Initial Advisory Agreement, the Trust paid Tarragon an annual base advisory fee of $50,000 plus an incentive advisory fee equal to 16% of the Trust's adjusted funds from operations before deduction of the advisory fee. Adjusted funds from operations is defined as net income
(loss) before gains or losses from the sales of properties and debt restructurings, plus depreciation and amortization, plus any loss due to the write-down or sale of any real property or mortgage loan acquired prior to January 1, 1989. Additionally, Tarragon could receive commissions of 1% based upon (i) acquisition cost of real estate, (ii) mortgage loans acquired, and
(iii) mortgage loans obtained or refinanced and a 10% incentive sales commission based on gains from the sale of real estate.

The advisory agreement with BCM allowed for an annual fee of $300,000. In addition, BCM could also receive commissions of up to 4% based upon acquisition cost of real estate; commissions of 1% based upon (i) mortgage loans acquired, and (ii) mortgage loans obtained or refinanced; and 5% real estate brokerage commissions on the sale of Trust property.

At the March 1995 Board meeting, the Trustees approved a new revised form of advisory agreement, effective April 1, 1995, which was approved by the shareholders at the November 20, 1995, annual shareholder meeting. In addition to technical changes designed to clarify the responsibilities and rights of Tarragon, the new agreement eliminated the $50,000 annual base fee, the incentive sales compensation, and mortgage loan acquisition commissions. Moreover, it provides that real estate brokerage commissions shall be payable to Tarragon and its affiliates only following specific Board approval for each transaction rather than pursuant to a general agreement.

Employees of Tarragon render services to the Trust, as the Trust has no employees. In accordance with the terms of the advisory agreements, certain services provided by the advisor, including, but not limited to, accounting, legal, investor relations, data processing, and the related departmental overhead, are reimbursed directly by the Trust.

Under the advisory agreements, as required by the Declaration of Trust dated July 18, 1973, as amended (the "Declaration of Trust"), all or a portion of the annual advisory fee must be refunded by the advisor to the Trust if the Operating Expenses, as defined, exceed certain limits based on the book value, net asset value, and net income of the Trust during such fiscal year. In 1993, the effect of the operating expense limitation was to require BCM to refund $146,000 of the 1993 advisory fee. In August 1994, the Trust accepted a promissory note from BCM for the outstanding balance of 1993 advisory fees. This unsecured note accrued interest at 12% per annum, called for monthly payments of $10,000, and all outstanding principal and interest was paid in full on October 1, 1995.

For additional information on compensation paid to Tarragon, see ITEM 10. "TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT - The Advisor".

                             VINLAND PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12.  PROPERTY MANAGEMENT

Since March 1, 1994, Tarragon has provided property management services to the Trust for a fee of 4.5% of the monthly gross rents collected on apartment properties and not in excess of 5% of the monthly gross rents collected on commercial properties. Tarragon subcontracts with other entities for the provision of much of the property-level management services for the Trust.

From February 1, 1990, through February 28, 1994, affiliates of BCM provided, under contracts approved by the Board, property management services to the Trust for a fee of 5% of the monthly gross rents collected on the properties under management. Carmel Realty Services, Ltd., ("Carmel, Ltd.") provided such property management services. In many cases, Carmel, Ltd., subcontracted with other entities for the provision of some of the property-level management services to the Trust at various rates (generally 4%). The general partner of Carmel, Ltd., is BCM. The limited partners of Carmel, Ltd., are (i) Syntek West, Inc. ("SWI"), of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips, and (iii) a trust for the benefit of the children of Mr. Phillips. During 1993, Carmel, Ltd. subcontracted the property-level management and leasing of one of the Trust's commercial properties to Carmel Realty Services, Inc., which is owned by SWI.

NOTE 13.  ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.

Fees and cost reimbursements to Tarragon and BCM for fiscal 1995, 1994, and 1993 were as follows:

                                                                      Tarragon                            BCM
                                                             ----------------------------      -----------------------
                                                                1995              1994             1994        1993
                                                             -----------       ----------      -----------  ----------
Fees
----
  Advisory                                                   $       146       $      157      $        75  $      154
  Real estate brokerage                                                -               24                -           -
  Equity refinancing                                                  53                -                -          20
  Leasing commissions                                                  -                -                -          21
  Property management*                                                83               51               18          69
                                                             -----------       ----------      -----------  ----------
                                                             $       282       $      232      $        93  $      264
                                                             ===========       ==========      ===========  ==========
  Cost reimbursements                                        $       165       $      127      $        34  $       87
                                                             ===========       ==========      ===========  ==========

_______________________________

*Net of property management fees paid to subcontractors.

NOTE 14.  COMMITMENTS AND CONTINGENCIES

The Trust is a party to various claims and routine litigation arising in the ordinary course of business. Management of the Trust does not believe that the results of all claims and litigation, individually or in the aggregate, will have a material adverse effect on its business or financial position.

                             VINLAND PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15.  SUBSEQUENT EVENTS

Effective December 1, 1995, the Board approved a one-for-five reverse share split of all of the Trust's shares of beneficial interest on the basis of a Post-Split Share for each five Old Shares presently outstanding. Each Post-Split Share, like an existing Old Share, continues to have no par value, and it was not intended that any material differences exist between an Old Share and a Post-Split Share except that fewer Post-Split Shares will be outstanding.

In December 1995, the Trust acquired a 20% general partner interest and a 37% limited partner interest in Larchmont Associates Limited Partnership for a cash investment of $411,565. The partnership owns Larchmont West Apartments ("Larchmont"), a 504-unit complex in Toledo, Ohio, which collateralizes nonrecourse mortgage debt totaling $5.5 million. The Trust holds a controlling interest and will, therefore, consolidate the operations of Larchmont.

                     [This space intentionally left blank.]

                                                                   SCHEDULE  III

                             VINLAND PROPERTY TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               NOVEMBER 30, 1995
                             (DOLLARS IN THOUSANDS)


                                                                                           COSTS
                                                                                         CAPITALIZED
                                                                                         SUBSEQUENT
                                                        INITIAL COST TO TRUST                TO
                                                       ------------------------          ACQUISITION
                                                                  BUILDINGS AND   ------------------------
DESCRIPTION                            ENCUMBRANCES     LAND      IMPROVEMENTS     IMPROVEMENTS     OTHER
-----------                           --------------   ------    --------------   --------------   -------
PROPERTIES HELD FOR INVESTMENT

Apartments
----------

Aspentree Apartments                  $     3,966    $    666   $      3,445      $      936     $        -
  Dallas, TX
Collegewood Apartments                        639         173            692               -              -
  Tallahassee, FL
Florida Towers Apartments                     907         181            721               -              -
  Tallahassee, FL
French Villa Apartments                     1,939         126          1,021              41              -
  Tulsa, OK
Jefferson Towers Apartments                   515         146            583               -              -
  Tallahassee, FL
Phoenix Apartments                              -         464          1,873             999           (719) (2)
  Tulsa, OK
Riverside Apartments                        2,874         723          2,894              10              -
  Austin, Texas
Southern Elms Apartments                    1,360          61            816              12              -
  Tulsa, OK

Commercial
----------
One Turtle Creek
 Office Complex                             1,920         548          2,261           2,692              -
   Dallas, TX
Briarwest Shopping Center                     109         269          1,077             193              -
  Houston, TX
                                      -----------    --------   ------------      ----------     ----------
                                           14,229       3,357         15,383           4,883           (719)

PROPERTIES HELD FOR SALE

Polynesia Village Apartments                5,811       1,612          6,447              86              -
  Tacoma, WA
Villas at Central Park Apts.                5,362       1,318          5,272             689         (1,370) (2)
  Orlando, FL
Cochonour  Farm/
 Residence                                      -         150             91               -              -
  Carroll County, MO
                                      -----------    --------   ------------      ----------     ----------
                                           11,173       3,080         11,810             775         (1,370)
                                      -----------    --------   ------------      ----------     ----------

Total                                 $    25,402    $  6,437   $     27,193      $    5,658     $   (2,089)
                                      ===========    ========   ============      ==========     ==========


                                                                                                                   LIFE ON WHICH
                                             GROSS CARRYING AMOUNTS                                                 DEPRECIATION
                                                 AT END OF YEAR                                                      IN LATEST
                                      ------------------------------------                                           STATEMENT
                                                BUILDINGS AND                ACCUMULATED    DATE OF       DATE     OF OPERATIONS
DESCRIPTION                            LAND      IMPROVEMENTS    TOTAL (1)  DEPRECIATION  CONSTRUCTION  ACQUIRED    IS COMPUTED
-----------                           ------    --------------  ----------  ------------  ------------  --------   -------------
PROPERTIES HELD FOR INVESTMENT

Apartments
----------

Aspentree Apartments                 $    666   $      4,381   $    5,047    $    1,604       1974      01/01/88   5 - 40 years
  Dallas, TX
Collegewood Apartments                    173            692          865            10       1973      05/01/95       40 years
  Tallahassee, FL
Florida Towers Apartments                 181            721          902            10       1968      05/01/95       40 years
  Tallahassee, FL
French Villa Apartments                   126          1,062        1,188           306       1971      11/17/88   5 - 40 years
  Tulsa, OK
Jefferson Towers Apartments               146            583          729             9       1967      05/01/95       40 years
  Tallahassee, FL
Phoenix Apartments                        464          2,153        2,617         1,239       1971      01/31/86   5 - 40 years
  Tulsa, OK
Riverside Apartments                      723          2,904        3,627            26       1991      08/18/95   5 - 40 years
  Austin, Texas
Southern Elms Apartments                   61            828          889           246       1968      11/17/88   5 - 40 years
  Tulsa, OK

Commercial
----------
One Turtle Creek
 Office Complex                           548          4,953        5,501         1,008       1969      03/31/92   5 - 40 years
   Dallas, TX
Briarwest Shopping Center                 269          1,270        1,539           202       1971      11/30/90   5 - 40 years
  Houston, TX
                                     --------   ------------   ----------    ----------
                                        3,357         19,547       22,904         4,660
PROPERTIES HELD FOR SALE

Polynesia Village Apartments
  Tacoma, WA                            1,612          6,533        8,145            40       1970      08/31/95   5 - 40 years
Villas at Central Park Apts.
  Orlando, FL                           1,318          4,591        5,909           572       1974      04/30/92   5 - 40 years
Cochonour  Farm/
 Residence
  Carroll County, MO                      150             91          241             -       1982      09/30/94      -
                                     --------   ------------   ----------    ----------
                                        3,080         11,215       14,295           612
                                     --------   ------------   ----------    ----------
Total
                                     $  6,437   $     30,762   $   37,199    $    5,272
                                     ========   ============   ==========    ==========

____________________________

(1)  The aggregate cost for federal income tax purposes is $38,555.
(2)  Write-down of property due to permanent impairment.

                                                                    SCHEDULE III
                                                                     (Continued)

                             VINLAND PROPERTY TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION


                                                                         1995             1994             1993
                                                                       ---------         --------         --------
                                                                                 (dollars in thousands)
Reconciliation of real estate

Balance at December 1,  . . . . . . . . . . . . . . .                  $  24,375         $ 23,821         $ 22,473

 Additions:
    Acquisitions and improvements . . . . . . . . . .                      6,136   (3)        787            1,348
    Foreclosures  . . . . . . . . . . . . . . . . . .                      8,058              241

 Deductions:
    Write-downs . . . . . . . . . . . . . . . . . . .                     (1,370)  (1)       (474)  (2)          -
                                                                       ---------         --------         --------

Balance at November 30, . . . . . . . . . . . . . . .                  $  37,199         $ 24,375   (3)   $ 23,821
                                                                       =========         ========         ========




Reconciliation of accumulated depreciation

Balance at December 1,  . . . . . . . . . . . . . . .                  $   4,281         $  3,383         $  2,542

 Additions:
    Depreciation  . . . . . . . . . . . . . . . . . .                        991              898              841
                                                                       ---------         --------         --------

 Balance at November 30,  . . . . . . . . . . . . . .                  $   5,272         $  4,281         $  3,383
                                                                       =========         ========         ========


_______________________________________________________________
(1)      Write-down of Villas at Central Park due to permanent impairment.
(2) Write-down of Westover Apartments due to reclassification of demolition reserve.
(3) Total 1994 real estate does include amounts expended on the Riverside lease during 1994 as they related to leased, rather than owned, real estate. These costs are included in 1995 additions pursuant to the exchange consummation in August 1995. See NOTE 3. "REAL ESTATE AND DEPRECIATION".

                                                                     SCHEDULE IV
                             VINLAND PROPERTY TRUST
                         MORTGAGE LOANS ON REAL ESTATE
                               NOVEMBER 30, 1995
                             (Dollars in thousands)

                                  Interest           Maturity
   Description                      Rate              Date                             Periodic Payment Terms
--------------------              --------           --------                    -------------------------------------------
FIRST MORTGAGE LOANS
--------------------

J. W. English et. al                10.00%            11/96                      Monthly payments of interest only until
--------------------                                                             maturity.
Secured by restaurant
and land located in
Houston, Texas, per-
sonal guarantees of J. W.
English and three cor-
porations controlled by
J.W. English, and a
pledge of partnership
interest by a J.W.
English partner.

N. Barakat                             (2)            12/98                      Monthly payments of principal and interest
----------                                                                       based on 25 year amortization.
Secured by condominium
unit located in Cook Cty.,
Illinois.

Brian E. Smith                         (3)            07/99                      Monthly payments of principal and interest
--------------                                                                   based on 25 year amortization.
Secured by condominium
unit located in Cook Cty.,
Illinois.





Interest receivable


                                                                                                     Principal Amount of
                                                                                    Carrying          Loans Subject to
                                                      Prior       Face Amount        Amounts         Delinquent Principal
   Description                                        Liens       of Mortgage     of Mortgage(1)        or Interest
--------------------                                 -------      -----------     --------------     --------------------
FIRST MORTGAGE LOANS
--------------------

J. W. English et. al                                 $     -       $     600          $ 600           $      -
--------------------
Secured by restaurant
and land located in
Houston, Texas, per-
sonal guarantees of J. W.
English and three cor-
porations controlled by
J.W. English, and a
pledge of partnership
interest by a J.W.
English partner.

N. Barakat                                                 -              68             68                  -
----------
Secured by condominium
unit located in Cook Cty.,
Illinois.

Brian E. Smith                                             -              63             63                  -
--------------
Secured by condominium
unit located in Cook Cty.,
Illinois.

                                                     ---------     ---------         ------           ---------
                                                     $     -       $     731         $  731           $      -
                                                     =========     =========                          =========

Interest receivable                                                                       6
                                                                                     ------

                                                                                     $  737
                                                                                     ======

______________________________

(1)  The aggregate cost for federal income tax purposes is $437.
(2)  Interest rate is 6.00 % through November 1995 and 8.00% thereafter.
(3)  Interest rate is 7.00 % through June 1996 and 9.00% thereafter.

                                                                     SCHEDULE IV
                                                                     (Continued)

                             VINLAND PROPERTY TRUST
                         MORTGAGE LOANS ON REAL ESTATE





                                                                         1995             1994             1993
                                                                      ----------       ----------        ---------
                                                                                 (dollars in thousands)
Balance at December 1,  . . . . . . . . . . . . . . .                 $    2,670       $    3,480        $   3,622

 Additions
    New mortgage loans  . . . . . . . . . . . . . . .                        196               66              163
    Deferred interest . . . . . . . . . . . . . . . .                         -                84               82
    Other . . . . . . . . . . . . . . . . . . . . . .                         -                -               200  (3)

 Deductions
    Collection of principal . . . . . . . . . . . . .                       (181)            (642)            (577)
    Other . . . . . . . . . . . . . . . . . . . . . .                     (1,954)  (1)       (318)  (2)        (10)
                                                                      ----------       ----------        ---------

Balance at November 30, . . . . . . . . . . . . . . .                 $      731       $    2,670        $   3,480
                                                                      ==========       ==========        =========

___________________________________________________________
(1)   In-substance foreclosure of Polynesia Village Apartments.
(2)   Conveyance of Cochonour farm and financing of Cochonour condominium.
(3)   Senior participation in second mortgage note receivable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                   _______________________________________


                                    PART III

ITEM 10.  TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT

Trustees

The affairs of Vinland Property Trust (the "Trust") are managed and controlled by a Board of Trustees (the "Board") presently consisting of five members.
John A. Doyle and Carl B. Weisbrod were elected in February 1994 to fill vacancies created by an increase in the number of members of the Board.
Bennett B. Sims, who had been a Trustee since December 1992, resigned effective February 15, 1995; Dan L. Johnston (a Trustee since December 1992), Raymond V.
J. Schrag (a Trustee since October 1988), and Carl B. Weisbrod (a Trustee since February 1994) each resigned on May 17, 1995, and the number of members of the Board was reduced to five. The Trustees are elected at the Annual Meeting of Shareholders or appointed by the incumbent Board and serve until the next Annual Meeting of Shareholders or until their respective successor has been duly elected.

The Trustees of the Trust are listed below, together with their ages, terms of service, all positions and offices with the Trust and Tarragon Realty Advisors, Inc., ("Tarragon") the Trust's advisor since March 1, 1994, their principal occupations, business experience, and directorships with other companies during the last five years or more. The designation "Affiliated" when used below with respect to a Trustee, means that the Trustee is an officer, director, or employee of Tarragon or an officer of the Trust. The designation "Independent", when used below with respect to a Trustee, means that the Trustee is neither an officer or employee of the Trust nor a director, officer, or employee of Tarragon, although the Trust may have certain business or professional relationships with such Trustee. See ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Certain Business Relationships".

CHESTER BECK:  Age 66, Trustee (Independent) (since May 1995)

    President (since March 1995) Highland Funding Corp., a mortgage brokerage firm; National Sales Manager (January 1994 to March 1995) Columbia Equities Limited, a real estate financing entity; Senior Vice President (April 1992 to January 1994) Peregine Mortgage Company, Inc., an FHA approved mortgagee specializing in multifamily and healthcare project financing; Senior Vice President (1988 to March 1992) Related Mortgage Corporation, an FHA Co-Insurer and Approved Mortgagee.

WILLIE K. DAVIS:  Age 64, Trustee (Independent) (since October 1988).

    President (1971 to 1985) and Chairman and 50% shareholder (since 1985) of Mid-South Financial Corporation, holding company for Mid-South Mortgage Company and Gibbs Mortgage Company; President (since 1978) and Chairman and sole shareholder (since December 1985) of FMS, Inc., a property management and real estate development firm; Director (since 1987) of Southtrust Bank of Middle Tennessee; Trustee and Treasurer (since 1986) of Baptist Hospital, Inc., a Tennessee general welfare not-for-profit corporation; Director (since 1988) of Middle Inn Medical Center, a Tennessee general welfare not-for-profit corporation; Trustee or Director (October 1988 to March 1995) of Continental Mortgage and Equity Trust ("CMET"), Income Opportunity Realty Trust ("IORT"), and

ITEM 10.  TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT
          (Continued)

Trustees (Continued)

    Transcontinental Realty Investors, Inc. ("TCI"); and Trustee (October 1988 to March 1995) of National Income Realty Trust ("NIRT").

JOHN A. DOYLE:  Age 37, Trustee (Affiliated) (since February 1994).

    Executive Vice President (February 1994 to May 1995), Chief Operating Officer (May 1995 to January 1996), and Chief Financial Officer (since May
    1995) of the Trust and NIRT; Director, President, Chief Operating Officer, and 50% shareholder (since February 1994) of Tarragon; President and Chairman of the Board (since December 1993) of Investors General Acquisition Corp., which owns 100% of the shares of Investors General, Inc.; Director, President, and Chief Executive Officer (since June 1992) of Garden Capital Incorporated; Director (October 1993 to February 1995) of Home States Holdings; Director and Chief Operating Officer (October 1990 to December 1991) of ConCap Equities, Inc.; President, Chief Executive Officer, Chief Operating Officer, and sole Director (April 1989 to October
    1990) of Consolidated Capital Equities Corporation ("CCEC"); and Certified Public Accountant (since 1985).

WILLIAM S. FRIEDMAN:  Age 52, Trustee (Affiliated)

    Trustee (since March 1988), Chief Executive Officer (since December 1993), President (since December 1988), Acting Chief Financial Officer (May 1990 to February 1991), Treasurer (August to September 1989), and Acting Principal Financial and Accounting Officer (December 1988 to August 1989) of the Trust and NIRT; Trustee or Director (March 1988 to February 1994), Chief Executive Officer (December 1993 to February 1994), President (December 1988 to February 1994), Acting Chief Financial Officer (May 1990 to February 1991), Treasurer (August to September 1989), and Acting Principal Accounting Officer (December 1988 to August 1989) of CMET, IORT, and TCI; Director and Chief Executive Officer (since December 1990) of Tarragon; President (February 1989 to March 1993) and Director (February to December 1989) of Basic Capital Management, Inc. ("BCM"); General Partner (1987 to March 1994) of Syntek Asset Management, L.P. ("SAMLP"), which is the General Partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP"); Director and President (March 1989 to February
    1994) and Secretary (March 1989 to December 1990) of Syntek Asset Management, Inc. ("SAMI"), the Managing General Partner of SAMLP and a corporation owned by BCM; President (1982 to October 1990) of Syntek Investment Properties, Inc. ("SIPI"), which has invested in, developed, and syndicated real estate through its subsidiaries and other related entities since 1973; Director and President (1982 to October 1990) of Syntek West, Inc. ("SWI"); Vice President (1984 to October 1990) of Syntek Finance Corporation; Director (1981 to December 1992), President (July 1991 to December 1992), Vice President and Treasurer (January 1987 to July 1991), and Acting Chief Financial Officer (May 1990 to February 1991) of American Realty Trust, Inc. ("ART"); practicing Attorney (since 1971) with the Law Offices of William S. Friedman; Director and Treasurer (November 1989 to February 1991) of Carmel Realty Services, Inc. ("CRSI"); Limited Partner (January 1991 to December 1992) of Carmel Realty Services, Ltd. ("Carmel, Ltd.").

ITEM 10.  TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT
          (Continued)

Trustees (Continued)

MICHAEL E. SMITH: Age 53, Trustee (Independent) (from October 1988 to August 1991 and since May 1995)

    Lawyer and Assistant Professor of Law (since August 1995) University of Wisconsin, Madison, Wisconsin; President (1988 to January 1995) and Director (1978 to May 1994) of the Vera Institute of Justice, a New York not-for-profit corporation concerned with the administration of justice; Trustee of Prosecuting Attorney's Research Council, Inc. (since 1987), New York Lawyers for the Public Interest (1986-1995), Housing and Services, Inc. (1986-1990), Manhattan Bowery Corporation (1978-1990), Center for Alternative Sentencing and Employment Services, Inc., formerly the Court Employment Project, Inc. (since 1978), and New York City Criminal Justice Agency, Inc. (since 1978); Trustee or Director (October 1988 to March 1992) of IORT, CMET, and TCI; and Attorney at Law (since 1971).

Litigation and Claims Involving Mr. Friedman Related to Southmark Corporation

Separation of Messrs. Phillips and Friedman from Southmark. Until January 1989, William S. Friedman was an executive officer and director of Southmark Corporation ("Southmark"), serving as Vice Chairman of the Board (since 1982), Director (since 1980), and Secretary (since 1984) of Southmark. As a result of a deadlock on Southmark's Board of Directors, Mr. Friedman and Gene E. Phillips (who served as Trustee of the Trust until December 31, 1992) reached a series of related agreements (later modified) with Southmark on January 17, 1989 (collectively, the "Separation Agreement"), whereby Messrs. Friedman and Phillips resigned their positions with Southmark and certain of Southmark's subsidiaries and affiliates. Southmark filed a voluntary petition in bankruptcy under Chapter 11 of the United States Bankruptcy Code on July 14, 1989. Subsequent to the filing of the Southmark bankruptcy, several lawsuits were filed against Southmark, its former officers and directors (including Mr. Friedman), and others, alleging, among other things, that such persons and entities misrepresented the financial condition of Southmark. Mr. Friedman denies all of such allegations. Those lawsuits in which Mr. Friedman was also involved as a defendant during the last five years are summarized below. THE TRUST IS NOT A DEFENDANT IN ANY OF THESE LAWSUITS.

           In Burt v. Grant Thornton, Gene E. Phillips and William S. Friedman, the plaintiff, a purchaser of Southmark preferred stock, alleged that the defendants disseminated false or misleading corporate reports, financial analysis, and news releases in order to induce the public to continue investing in Southmark. Grant Thornton served as independent certified public accountants to Southmark and, for fiscal 1988 and 1989, to the Trust. The plaintiff sought actual damages in the amount of less than $10,000, treble damages, and punitive damages in an unspecified amount plus attorneys' fees and costs. This case was settled in October 1993 for a nominal payment.

           Consolidated actions entitled Salsitz v. Phillips et al., purportedly brought as class actions on behalf of purchasers of Southmark securities during specified periods, were pending before the United States District Court for the Northern District of Texas. Mr. Friedman entered into a settlement agreement with the plaintiffs, which was approved by the court in October 1993.

           Mr. Friedman also served as a director of Pacific Standard Life Insurance Company ("PSL"), a wholly-owned subsidiary of Southmark, from October 1984 to January 1989. In a proceeding brought by the California Insurance Commissioner (the "Commissioner"), a California Superior Court appointed a conservator

ITEM 10.  TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT
          (Continued)

Litigation and Claims Involving Mr. Friedman Related to Southmark Corporation (Continued)

for PSL on December 11, 1989. On October 12, 1990, the Commissioner filed suit against the former directors of PSL (including Mr. Friedman) seeking damages of $12 million and additional punitive damages. Such lawsuit alleged, among other things, that the defendants knowingly and willfully conspired among themselves to breach their duties as directors of PSL to benefit Southmark. Such suit further alleged that PSL's board of directors failed to convene meetings and delegated to Mr. Phillips authority to make decisions regarding loans, investments, and other transfers and exchanges of PSL assets. In August 1993, five former directors of PSL, including Mr. Friedman, settled this lawsuit without admitting any liability (the "PSL Settlement"). At that time, a judgment was entered securing certain payments agreed to be made by Mr. Friedman and other individuals. After making two of the scheduled payments, the payment due in November 1994 was not made. After discussions and additional litigation, effective December 13, 1995, the Commissioner and Messrs. Phillips and Friedman entered into a modification of the PSL Settlement (the "PSL Modification") pursuant to which the $4,450,000 balance of the original payments is to be paid over a ten-year period. Mr. Friedman's liability terminates when the Commissioner has received an aggregate of $1.2 million under the PSL Modification. Tarragon has guaranteed 80% of each of Mr. Friedman's scheduled payments under the PSL Modification. Tarragon and Mr. Friedman have entered into an agreement that Tarragon may offset any amounts paid under such guaranty against salary and other compensation due Mr. Friedman.

           One of Southmark's principal businesses was real estate syndication, and, from 1981 through 1987, Southmark raised over $500 million in investments from limited partners in several hundred limited partnerships. Seven lawsuits were filed by investors alleging breach of fiduciary duties on the part of Mr. Friedman and others. Two cases were settled in July and October 1993, for nominal payments. In one case, all claims were dismissed by the Court, and the defendants (including Mr. Friedman) were awarded sanctions against plaintiff's counsel. The other four cases were voluntarily dismissed by the plaintiffs without payment of any kind by the defendants.

           San Jacinto Savings Association. On November 30, 1990, San Jacinto Savings Association ("SJSA"), a savings institution that had been owned by Southmark since 1983, was placed under conservatorship of the Resolution Trust Corporation ("RTC") by federal banking authorities. The Office of Thrift Supervision ("OTS") also conducted a formal investigation of SJSA and its affiliates. During late November 1994, Mr. Friedman entered into certain agreements with the RTC and OTS settling all claims relating to (i) his involvement with SJSA and (ii) any guarantor arrangement of Mr. Friedman as to other financial institutions taken over by the RTC. Pursuant to such arrangements, Mr. Friedman and certain other respondents (including Mr. Phillips) agreed to pay restitution over a 10 year period in the amount of $20 million. Mr. Friedman's liability terminates when the respondents as a group shall have paid a total of $4 million out of the total requirement. Mr. Friedman also consented to an order prohibiting him from participating in the conduct of the affairs of an insured depository institution without the prior written approval of the Director of OTS and agreed to submit certain information to the OTS on a periodic basis. Such arrangements constitute an order limiting Mr. Friedman from engaging in a type of business practice.

Board Committees

The Trust's Board of Trustees held two meetings and acted by written consent four times during fiscal 1995. For such year, no incumbent Trustee attended fewer than 75% of the aggregate of (i) the total number of meetings held by the Board of Trustees and (ii) the total number of meetings held by all committees of the

ITEM 10.  TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT
          (Continued)

Board Committees (Continued)

Board of Trustees on which he served during the periods that he served.

The Board has an Audit Committee, the function of which is to review the Trust's operating and accounting procedures. Mr. Willie K. Davis, an Independent Trustee, is the Chairman and only member of the Audit Committee. The Audit Committee met one time during fiscal 1995.

The Board also has an Option Committee which is comprised of three Trustees including Messrs. Friedman, Doyle, and Smith, and which determines grants under the Share Option and Incentive Plan.

The Board of Trustees does not have any other committees.

Executive Officers

The following persons currently serve as executive officers of the Trust:
William S. Friedman, President and Chief Executive Officer; and John A. Doyle, Chief Financial Officer. Their positions with the Trust are not subject to a vote of shareholders. The age, terms of service, all positions and offices with the Trust, and Tarragon, other principal occupations, business experience, and directorships with other companies during the last five years or more of Messrs. Friedman and Doyle are set forth above.

Officers

Although not executive officers of the Trust, the following persons currently serve as officers of the Trust. Their positions with the Trust are not subject to a vote of shareholders. Their ages, terms of services, all positions and offices with the Trust and Tarragon, other principal occupations, business experience and directorships with other companies during the last five years are set forth below:

BRUCE SCHNITZ:  Age 46, Chief Operating Officer.

    Chief Operating Officer (since January 1996) of the Trust, NIRT, and Tarragon; President and Chief Executive Officer (1993-1994) of McNeil Acquisition Corporation; President, Chief Operating Officer, and Director (1991-1993), McNeil Real Estate Management, Inc.; Executive Vice President (1989-1991) Southmark Corporation; President and Chief Executive Officer (1986-1991) Southmark Public Syndications; Senior Vice President, Acquisition/Disposition (1979-1986) Robert A. McNeil Corporation.

JOHN C. STRICKLIN:  Age 49, Executive Vice President.

    Executive Vice President (since May 1995), Senior Vice President - Real Estate (May 1994 to April 1995), and Vice President (February 1994 to April
    1994) of the Trust and NIRT; Senior Vice President (since February 1994) of Tarragon; Vice President (June 1992 to January 1994) of CRSI; Real Estate Broker (June 1989 to May 1992) with Carmel, Ltd.

ITEM 10.  TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT
          (Continued)

Officers (Continued)

CHRIS W. CLINTON:  Age 49, Senior Vice President - Asset Management.

    Senior Vice President - Asset Management (since May 1995), and Senior
    Vice President - Commercial Asset Management (March 1994 to April 1995) of the Trust and NIRT; Senior Vice President (since March 1994) of Tarragon; Vice President (October 1988 to March 1994) of the Trust, ART, CMET, IORT, NIRT, TCI, and BCM.

R.W. LOCKHART:  Age 50, Senior Vice President - Asset Management.

    Senior Vice President - Asset Management (since May 1995) of the Trust and NIRT; Senior Vice President (since March 1994) of Tarragon; Independent Consultant (March 1992 to February 1994); Senior Vice President (July 1989 to March 1992) of BCM and CRSI.

TODD C. MINOR:  Age 37, Senior Vice President - Mortgage Servicing and
Financing.

    Senior Vice President - Mortgage Servicing and Financing (since May 1995) and Senior Vice President - Finance (March 1994 to April 1995 and from July 1993 to January 1994) of the Trust and NIRT; Senior Vice President (since March 1994) of Tarragon; Senior Vice President - Finance (July 1993 to March
    1994) of BCM, ART, CMET, IORT, and TCI; Vice President (January 1989 to July
    1993) of BCM and (April 1991 to July 1993) of the Trust, ART, CMET, IORT, NIRT, and TCI.

KATIE JACKSON:  Age 34, Vice President - Chief Accounting Officer.

    Vice President - Chief Accounting Officer (since March 1994) of the Trust and NIRT; Vice President and Chief Accounting Officer (since March 1994) and Treasurer (since May 1995) of Tarragon; Accounting Manager for BCM (October 1990 to March 1994); and Certified Public Accountant (since 1988).

IVAN ROTH:  Age 60, Treasurer.

    Treasurer (since February 1994) and Chief Financial Officer (February 1994 to April 1995) of the Trust and NIRT; Treasurer (February 1994 to December
    1994) of Tarragon; Treasurer and Chief Financial Officer (1978 to 1992) of Servico, Inc. (1); and Certified Public Accountant (since 1968).

In addition to the foregoing officers, the Trust has other officers who are not listed herein.


________________________

(1) On September 19, 1990, Servico, Inc. filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code and was reorganized effective August 5, 1992.

ITEM 10.  TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT
          (Continued)

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Under the securities laws of the United States, the Trust's Trustees, executive officers, and any persons holding more than ten percent of the Trust's shares of beneficial interest are required to report their ownership of the Trust's shares and any changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established, and the Trust is required to report any failure to file by these dates during fiscal 1995. All of these filing requirements were satisfied by its Trustees and executive officers and ten percent holders, except as noted below. In making these statements, the Trust has relied on the written representations of its incumbent Trustees and executive officers, its ten percent holders, and copies of the reports that they have filed with the Commission. The following reports filed under Section 16(a) of the Securities Exchange Act of 1934 during or with respect to the fiscal year ended November 30, 1995, were not filed on a timely basis: Initial Forms 3 of Chester Beck and Michael E. Smith upon election as Trustees of the Trust in May 1995 (these forms were subsequently filed in August 1995) and Forms 4 for Chester Beck, Willie K. Davis, and Michael E. Smith for the options granted to each of them by the Trust on November 20, 1995.

The Advisor

Although the Trust's Board is directly responsible for managing the affairs of the Trust and for setting the policies which guide it, the day-to-day operations of the Trust are performed by a contractual advisory firm under the supervision of the Trust's Board. The duties of the advisor include, among other things, locating, investigating, evaluating and recommending real estate and mortgage note investment and sales opportunities, as well as financing and refinancing sources for the Trust. The advisor also serves as a consultant in connection with the business plan and investment policy decisions made by the Trust's Board.

CCEC, the sponsor and original advisor of the Trust, was replaced as advisor on August 1, 1988, by Consolidated Advisors, Inc. ("CAI"), the parent of CCEC. On December 2, 1988, CCEC filed a petition seeking reorganization under Chapter 11 of the United States Bankruptcy Code in the United States District Court for the Northern District of Texas. Mr. Friedman was a director of CCEC and CAI from March 1988 through January 1989. Mr. Doyle was President, Chief Executive Officer, Chief Operating Officer, and sole director of CCEC from April 1989 through October 1990. Southmark was a controlling shareholder of The Consolidated Companies, the parent of CAI, from March 1988 through February 1989.

BCM served as the Trust's advisor from March 1989 through February 1994. Mr. Friedman served as President of BCM until May 1, 1993. BCM is beneficially owned by a trust for the benefit of the children of Mr. Phillips, who served as a Trustee of the Trust until December 7, 1992. BCM also serves as advisor to CMET, IORT, TCI, and ART and served as advisor to NIRT until March 31, 1994. Mr. Friedman, President of the Trust, also serves as President of NIRT. BCM also performs certain administrative functions for NRLP and NOLP, the operating partnership of NRLP, on a cost-reimbursement basis. Mr. Friedman resigned from his positions with CMET, IORT, and TCI in February 1994, from his position as an executive officer and director of ART in December 1992, and from his position with NRLP in March 1994 to concentrate his attention on the Trust, NIRT and Tarragon.

Tarragon has provided advisory services to the Trust since March 1, 1994. At the annual meeting of shareholders held on November 20, 1995, the shareholders approved the renewal of Tarragon as the Trust's advisor under an advisory agreement dated March 1, 1995. Mr. Friedman serves as a Director and Chief

ITEM 10.  TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT
          (Continued)

The Advisor  (Continued)

Executive Officer of Tarragon. Tarragon is owned by Lucy N. Friedman, Mr. Friedman's wife, and Mr. Doyle, who serves as a Director and President of Tarragon and Chief Financial Officer and Trustee of the Trust. The Friedman and Doyle families own approximately 27% of the outstanding shares of the Trust.

The provisions of the Trust's initial advisory agreement with Tarragon dated February 15, 1994, were substantially the same as those of the prior BCM advisory agreement except for the addition of the annual base advisory fee. The BCM advisory agreement provided for BCM to receive an annual fee of $300,000. The Tarragon initial advisory agreement called for an annual base fee of $50,000 (which was paid upon execution on March 1, 1994) plus an incentive advisory fee equal to 16% of the Trust's adjusted funds from operations before deduction of the advisory fee. Adjusted funds from operations is defined as net income (loss) before gains or losses from the sales of properties and debt restructurings plus depreciation and amortization plus any loss due to the write-down or sale of any real property or mortgage loan acquired prior to January 1, 1989. The incentive fee was cumulative within any fiscal year to maintain the 16% per annum rate.

The initial advisory agreement was amended and revised, effective April 1, 1995, with the revised advisory agreement. By unanimous consent, the Board approved certain revisions to the initial advisory agreement which was approved by the shareholders at the November 1995 annual meeting. The revised advisory agreement is very similar to the initial advisory agreement but eliminates the $50,000 annual base fee, the incentive sales compensation, and mortgage loan acquisition commissions and makes various technical changes designed to further clarify the responsibilities of Tarragon. In addition, the revised advisory agreement provides that real estate commissions shall be payable to Tarragon and its affiliates only following specific approval by the Board for each transaction rather than pursuant to a general agreement.

The following table sets forth the changes or alterations in compensation payable to the advisor under the BCM advisory agreement and the Tarragon advisory agreements during the periods indicated:

COMPENSATION
  DESCRIPTION                                          ADVISOR; EFFECTIVE DATES OF ADVISORY AGREEMENT
-----------------               -----------------------------------------------------------------------------------------
                                             BCM                          TARRAGON                      TARRAGON
                                ----------------------------     --------------------------       -----------------------
                                    JUL 1993 - FEB 1994              MAR 1994 - MAR 1995            APR 1995 - PRESENT
                                ----------------------------     --------------------------       -----------------------
Base fixed annual fee            $300,000 (total fees and         $50,000                           None
                                 compensation not to
                                 exceed $550,000 annually)

Incentive advisory fee           None                             16% per annum of                  16% per annum of
                                                                  Trust "Adjusted Funds             Trust "Adjusted Funds
                                                                  from Operations"                  from Operations"

Acquisition commission           The lesser of (i) up to 4%       1% of the acquisition cost,       1% of the acquisition cost,
                                 of the cost  (inclusive of       but no fee on acquisitions        but no fee on acquisitions
                                 fees paid to non- affiliated     from affiliates                   from affiliates
                                 brokers) or (ii) compensation
                                 customarily charged in
                                 arm's-length transactions


ITEM 10.  TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT
          (Continued)

The Advisor  (Continued)

 COMPENSATION
  DESCRIPTION                                         ADVISOR; EFFECTIVE DATES OF ADVISORY AGREEMENT
-----------------               ------------------------------------------------------------------------------------------
                                             BCM                          TARRAGON                        TARRAGON
                                -----------------------------    --------------------------       ------------------------

                                     JUL 1993 - FEB 1994             MAR 1994 - MAR 1995              APR 1995 - PRESENT
                                -----------------------------    --------------------------       ------------------------
Mortgage brokerage               The lesser of (i) 1% of          The lesser of (i) 1% of           The lesser of (i) 1% of
and refinancing fees             the amount of loan or            the amount of loan or             the amount of loan or
                                 amount refinanced or             amount refinanced or              amount refinanced or
                                 (ii) a fee which is              (ii) a fee which is               (ii) a fee which is
                                 reasonable and fair              reasonable and fair               reasonable and fair
                                 under the                        under the                         under the
                                 circumstances                    circumstances                     circumstances

Mortgage or loan                 The lesser of (i) 1% of          The lesser of (i) 1% of           None
acquisition fees                 the amount of the                the amount of the
                                 mortgage or loan                 mortgage or loan
                                 purchased or (ii) a fee          purchased or (ii) a fee
                                 which is reasonable              which is reasonable
                                 and fair under the               and fair under the
                                 circumstances                    circumstances

Real estate brokerage            The lesser of (i) 5%             None - included in                Subject to approval by the
commissions                      (inclusive of fees paid          "Incentive Sales                  Board, may pay if the
                                 to non-affiliated                Compensation" below               Advisor or affiliate acts as
                                 brokers) of sales price                                            the broker upon purchase
                                 or (ii) compensation                                               or sale, in amounts not to
                                 customarily charged in                                             exceed customary fees
                                 arm's-length                                                       charged by nationally
                                 transactions                                                       recognized real estate brokers
                                                                                                    for normal, similar transactions

Incentive sales                  None                             Fee equal to 10% of               None
compensation                                                      the amount by which
                                                                  aggregate sales
                                                                  consideration for all
                                                                  real property sold
                                                                  exceeds the results of a
                                                                  formula, as defined





                     [This space intentionally left blank.]

ITEM 10.  TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT
          (Continued)

The Advisor  (Continued)

  COMPENSATION
  DESCRIPTION                                         ADVISOR; EFFECTIVE DATES OF ADVISORY AGREEMENT
-----------------               -----------------------------------------------------------------------------------------
                                             BCM                          TARRAGON                      TARRAGON
                                -----------------------------    --------------------------       -----------------------
                                    JUL 1993 - FEB 1994              MAR 1994 - MAR 1995             APR 1995 - PRESENT
                                -----------------------------    --------------------------       -----------------------
Third-party mortgage              Advisor to pay Trust            Advisor to pay Trust             Advisor shall pay to
placement fees                    1/2 of any compensation         1/2 of any compensation          Trust all compensation
                                  received from third             received from third              received from third
                                  parties for origination,        parties for origination,         parties for origination,
                                  placement or                    placement or                     placement or
                                  brokerage of loan               brokerage of loan                brokerage of any loan
                                  made by the Trust; but,         made by the Trust; but,          made by the Trust
                                  Advisor compensation            Advisor compensation
                                  retained may not                retained may not
                                  exceed lesser of (i) 2%         exceed lesser of (i) 2%
                                  of amount of loan               of amount of loan
                                  committed or (ii) a fee         committed or (ii) a fee
                                  which is reasonable             which is reasonable
                                  and fair under the              and fair under the
                                  circumstances                   circumstances

The following discussion pertains to the revised advisory agreement with Tarragon as well as the advisory agreements in effect under BCM and the initial advisory agreement.

If and to the extent that the Trust were to request the advisor or an affiliate of the advisor to render services for the Trust other than those specifically required by the advisory agreement, such services would be separately compensated on terms to be agreed upon between such party and the Trust from time to time. In the past, the Trust had hired Carmel, Ltd., an affiliate of BCM, to provide property management services for the Trust's properties. Since March 1, 1994, Tarragon has provided property management services for the Trust's properties. The Trust also engaged, on a non-exclusive basis, CRSI, also an affiliate of BCM, to perform brokerage services for the Trust until February 28, 1994.

The advisor is required to formulate and submit annually for approval by the Board a budget and business plan for the Trust containing a twelve-month forecast of operations and cash flow, a general plan for asset sales or acquisitions, lending, foreclosure and borrowing activity, and other investments, and the advisor is required to report quarterly to the Board on the Trust's performance against the business plan. In addition, all transactions or investments by the Trust shall require prior approval by the Board unless they are explicitly provided for in the approved business plan or are made pursuant to authority expressly delegated to the advisor by the Board.

The advisory agreements also require prior approval of the Board for retention of all consultants and third party professionals, other than legal counsel.
The agreements provide that the advisor shall be deemed to be in a fiduciary relationship to the Trust's shareholders; contains guidelines for the advisor's allocation of investment opportunities as among itself, the Trust, and other entities it advises; and contains a broad standard governing the advisor's liability for losses incurred by the Trust. Under the advisory agreements, none of the advisors nor any of its shareholders, directors, officers, or employees shall be liable to the Trust, the Trustees, or the holders of securities of the Trust for any losses from the operations of the Trust if the advisor had determined, in good faith, that the course of conduct which caused the loss or liability was in the best interests of the Trust and the

ITEM 10.  TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT
          (Continued)

The Advisor  (Continued)

loss or liability was not the result of negligence or misconduct by the advisor. In no event will the directors, officers, or employees of the advisor be personally liable for any action unless it was the result of willful misfeasance, bad faith, gross negligence, or reckless disregard of duty.

Employees of the advisor render services to the Trust, as the Trust has no employees. In accordance with the terms of the advisory agreement, certain services provided by the advisor including, but not limited to, accounting, legal, investor relations, data processing, and the related departmental overhead are reimbursed directly by the Trust.

Under the advisory agreements (as required by the Declaration of Trust) all or a portion of the annual advisory fee must be refunded by the advisor to the Trust if the Operating Expenses, as defined, exceed certain limits based on book value, net asset value and net income of the Trust during such fiscal year. In 1993, the effect of the operating expense limitation was to require BCM to refund $146,000 of the 1993 advisory fee. In August 1994, the Trust accepted a promissory note from BCM for the outstanding balance of 1993 advisory fees. This unsecured note accrued interest at 12% per annum, called for monthly payments of $10,000, and all outstanding principal and interest was paid in full on October 1, 1995.

The Declaration of Trust requires shareholder approval for any renewal of the advisory agreement.

The advisory agreement may only be assigned with the prior consent of the Trust.

The directors and principal officers of Tarragon are set forth below:

WILLIAM S. FRIEDMAN:                               Director and Chief Executive Officer

JOHN A. DOYLE:                                     Director and President

BRUCE SCHNITZ:                                     Chief Operating Officer

JOHN C. STRICKLIN:                                 Executive Vice President

CHRIS W. CLINTON:                                  Senior Vice President - Commercial Portfolio

ROBERT W. LOCKHART:                                Senior Vice President - Residential Portfolio

TODD C. MINOR:                                     Senior Vice President - Financing

KATIE JACKSON:                                     Vice President; Chief Accounting Officer and Treasurer

ITEM 10.  TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT
          (Continued)

Property Management

From February 1, 1990, until February 28, 1994, affiliates of BCM provided property management services to the Trust. Carmel, Ltd., provided property management services for a fee of 5% or less of the monthly gross rents collected on the properties under management. In many cases, Carmel, Ltd., subcontracted with other entities for the provision of the property-level management services to the Trust at various rates. The general partner of Carmel, Ltd., is BCM. The limited partners of Carmel, Ltd., are (i) SWI, of which Mr. Phillips is the sole shareholder; (ii) Mr. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. During 1993, Carmel, Ltd., subcontracted the property-level management and leasing of one of the Trust's commercial properties to CRSI, which is owned by SWI. Carmel, Ltd., resigned as property manager for the Trust's properties effective February 28, 1994.

Commencing March 1, 1994, Tarragon has provided property management services to the Trust for a fee of 4.5% of the monthly gross rents collected on apartment properties and not in excess of 5% of the monthly gross rents collected on commercial properties. Tarragon subcontracts with other entities for the provision of much of the property-level management services to the Trust.

Real Estate Brokerage

Prior to December 1, 1992, affiliates of BCM provided brokerage services to the Trust and received brokerage commissions in accordance with the respective advisory agreement. From December 1, 1992 through March 1994, the Trust's Board approved the non-exclusive engagement by the Trust of CRSI to provide brokerage services for the Trust. Under the brokerage agreement, CRSI was entitled to receive a real estate acquisition commission for locating and negotiating the lease or purchase by the Trust of any property equal to the lesser of (i) up to 3% of the purchase price, inclusive of commissions, if any, paid by the Trust to other brokers or (ii) the compensation customarily charged in arm's-length transactions by others rendering similar property acquisition services in the same geographical location and for comparable property. Any commissions paid to CRSI by the seller was to be credited against the commission to be paid by the Trust. CRSI was also entitled to receive a real estate sales commission for the sale of each Trust property equal to the lesser of (i) 3% (inclusive of fees, if any, paid by the Trust to other brokers) of the sales price of each property or (ii) the compensation customarily charges in arm's-length transactions paid by others rendering similar services in the same geographic location for comparable property.

Since March 1, 1994, Tarragon's real estate brokerage affiliate has been available to and may act as a broker in both purchases and sales of Trust property with commissions payable in amounts customarily charged in arm's-length transactions by others rendering similar property acquisition services in the same geographical location and for comparable property. Such commissions would require approval by the Trust's Board.

ITEM 11.  EXECUTIVE COMPENSATION

The Trust has no employees and pays no compensation to the executive officers of the Trust. The Trustees and executive officers of the Trust who are also officers or employees of Tarragon are compensated by Tarragon. Such affiliated Trustees and executive officers of the Trust perform a variety of services for the advisor, and the amount of their compensation is determined solely by Tarragon.

The Independent Trustees are paid an annual stipend directly by the Trust, as well as granted certain share options, as discussed below. The Independent Trustees (i) review the business plan of the Trust to determine that it is in the best interest of the Trust's shareholders, (ii) review the Trust's contract with the advisor, (iii) supervise the performance of the Trust's advisor and review the reasonableness of the compensation which the Trust pays to its advisor in terms of the nature and quality of services performed, (iv) review the reasonableness of the total fees and expenses of the Trust and (v) select, when necessary, a qualified independent real estate appraiser to appraise properties acquired by the Trust. From and after June 1, 1993, the Independent Trustees receive compensation in the amount of $6,000 per year, plus reimbursement of expenses. In addition, each Independent Trustee receives (i) $3,000 per year for each committee of the Board of Trustees on which he serves,
(ii) $2,500 per year for each committee chairmanship and (iii) $1,000 per day for any special services rendered by him to the Trust outside of his ordinary duties as Trustee, plus reimbursement for expenses, provided such services are specifically requested by the Board.

Pursuant to the approval of the Independent Trustee Share Option Plan (the "Trustee Plan") at the November 1995 Shareholder meeting, the Trust issued to each of the three Independent Trustees on November 20, 1995 options to purchase
600 Post-Split Shares (a total of 1,800 shares).   The exercise price of the
options is equal to the market price on the grant date. The options expire on the earlier of the first anniversary of the date on which a Trustee ceases to be a Trustee of the Trust or November 20, 2005 (the "Termination Date"), and are exercisable at any time between the date of grant and the Termination Date. These options have been adjusted to give effect to the one-for-five reverse share split effective December 1, 1995. In addition, for each year such Trustee continues to serve as a Trustee, he will be awarded an option covering 300 Post-Split Shares on December 1 of each year. Accordingly, on December 1, 1995, the Trust issued additional options covering 900 Post-Split Shares (300 shares each) with an exercise price equal to the market price on the date of grant and the same Termination Date as the options granted in November 1995. The Trustee Plan provides for a total of 60,000 Post-Split Shares.

During fiscal 1994, a total of $38,000 was paid to the Independent Trustees for all services, including the annual stipend fee, and 1994 special service fees:
Willie K. Davis, $9,000; Dan L. Johnston (a Trustee from December 1992 to May
1995), $6,000; Raymond V.J. Schrag (a Trustee from October 1988 to May 1995), $11,500; Carl Weisbrod (a Trustee from February 1994 to May 1995), $5,500; and Bennett B. Sims (a Trustee from December 1992 to May 1995), $6,000. Mr. Schrag has also served as a lawyer to Mr. Friedman's family for several years.

During fiscal 1995, fees paid to the Independent Trustees totaled $28,250 for all services, including the annual stipend, as follows: Willie K. Davis, $7,500; Dan L. Johnston, $3,000; Raymond V. J. Schrag, $5,750; Carl Weisbrod, $3,000; Bennett B. Sims, $3,000; Michael E. Smith, $3,000; and Chester Beck, $3,000. Additionally, Tarragon paid Mr. Johnston $34,000 during 1995 for Tarragon legal services.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners. The following table sets forth the ownership of the Trust's shares of beneficial interest, both beneficially and of record, both individually and in the aggregate, for those persons or entities known by the Trust to be beneficial owners of more than 5% of its shares of beneficial interest as of the close of business on February 9, 1996.

                                                                      Amount and Nature
                                                                         of Beneficial                Percent of
Name and Address of Beneficial Owner                                       Ownership                   Class (1)
------------------------------------                               ---------------------------       ------------
Lucy N. Friedman                                                   331,919 (2) (3) (4) (5)               24.3%
280 Park Avenue
East Building, 20th Floor
New York, NY  10017


______________________________________________

(1) Percentages are based upon 1,366,273 shares of beneficial interest outstanding at February 9, 1996.

(2) Includes 273,819 shares owned by Lucy N. Friedman, William S. Friedman's wife. Also includes 29,750 shares owned by Tarragon Capital Corporation, ("TCC"), of which Lucy N. Friedman and William S. Friedman are executive officers and directors. Mrs. Friedman may be deemed to be a beneficial owner by virtue of her position as an executive officer, director, and more than 10% shareholder of such company.

(3)      Includes 26,350 shares owned by Tarragon Partners, Ltd., of which Lucy
         N. Friedman and William S. Friedman are Limited Partners and TCC is the general partner.

(4) Does not include 7,750 shares owned by Mrs. Friedman's adult daughter, Tanya Friedman, Mrs. Friedman disclaims beneficial ownership of such shares.

(5) Includes 2,000 shares owned by Mr. Friedman's minor sons Gideon and Samuel.

Security Ownership of Management. The table below sets forth the ownership of the Trust's shares of beneficial interest, both beneficially and of record, both individually and in the aggregate, for the Trustees and executive officers of the Trust as of the close of business on February 9, 1996.

                                                                       Amount and Nature
                                                                         of Beneficial               Percent of
Name of Beneficial Owner                                                   Ownership                  Class (a)
------------------------                                           -----------------------           ------------
William S. Friedman                                                    331,919  (b) (c) (d) (e) (f)       24.3%

John A. Doyle                                                           35,400  (g)                        2.6%

Chester Beck                                                             2,900  (h)                           *

Willie K. Davis                                                          2,100  (i)                           *

Michael E. Smith                                                           900  (j)                           *



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (Continued)

                                                                      Amount and Nature
                                                                         of Beneficial               Percent of
Name of Beneficial Owner                                                   Ownership                  Class (a)
------------------------                                           -----------------------           ------------
All Trustees                                                           373,219  (b) (c) (d) (e) (f)      27.3%
and Executive Officers                                                          (g) (h) (i) (j) (k)
as a group (5 individuals)

___________________________________
* less than 1%

(a) Percentages are based upon 1,366,273 shares of beneficial interest outstanding at February 9, 1996.

(b) Includes 273,819 shares owned by William S. Friedman's wife, Lucy N. Friedman. Mrs. Friedman has complete control over the shares owned by her, and Mr. Friedman disclaims beneficial ownership of such shares.

(c)      Includes 29,750 shares owned by TCC.

(d)      Includes 26,350 shares owned by Tarragon Partners, Ltd.

(e) Does not include 7,750 shares owned by Mr. Friedman's adult daughter, Tanya Friedman. Mr. Friedman disclaims beneficial ownership of such shares.

(f) Includes 2,000 shares owned by Mr. Friedman's minor sons Gideon and Samuel.

(g)      Includes 35,400 shares, which Mr. Doyle owns personally.

(h) Includes 2,000 shares owned by Chester Beck directly and 900 shares covered by two separate presently exercisable options.

(i) Includes 1,200 shares owned by Willie K. Davis directly and 900 shares covered by two separate presently exercisable options.

(j) Includes 900 shares covered by two separate presently exercisable options granted to Michael E. Smith.

(k) All Trustees and Executive Officers not listed on the above schedule do not own any Trust shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Business Relationships

On February 10, 1994, the Trust's Board selected Tarragon to replace BCM as the Trust's advisor effective March 1, 1994, under an advisory agreement. Mr. Friedman serves as Director and Chief Executive Officer of Tarragon. Tarragon is owned by Lucy N. Friedman, Mr. Friedman's wife, and Mr. Doyle, who serves as President and Director of Tarragon and Chief Financial Officer and Trustee of the Trust. The Friedman and Doyle families together own approximately 27% of the outstanding shares of the Trust.

Also on February 10, 1994, NIRT's Board of Trustees selected Tarragon to replace BCM as NIRT's advisor commencing April 1, 1994. Mr. Friedman also serves as a Trustee, President, and Chief Executive Officer of NIRT. Mr. Doyle is Chief Financial Officer of NIRT. NIRT has the same relationship with Tarragon as the Trust. Mr. Friedman owes fiduciary duties to such other entities as well as the Trust under applicable law.

Tarragon occupies office space at the Trust's One Turtle Creek Office Complex, which serves as the Trust's executive offices.

From February 1, 1990, until February 28, 1994, affiliates of BCM provided property management services to the Trust. Carmel, Ltd. provided property management services for a fee of 5% of the monthly gross rents collected on the properties under management. In many cases, Carmel, Ltd. subcontracted with other entities for the property-level management services to the Trust at various rates. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) SWI, of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips, and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracted the property-level management and leasing of one of the Trust's commercial properties to CRSI, which is owned by SWI. Carmel, Ltd. resigned as property manager for the Trust's properties effective February 28, 1994. Since March 1, 1994, Tarragon has provided property management services to the Trust.

Effective December 1, 1992, the Trust engaged CRSI, on a non-exclusive basis, to provide brokerage services for the Trust. CRSI is owned by SWI. Such agreement terminated February 28, 1994.

Related Party Transactions

Historically, the Trust has engaged in and may continue to engage in business transactions, including real estate partnerships, with related parties. All related party transactions entered into by the Trust must be approved by a majority of the Trust's Board of Trustees, including a majority of the Independent Trustees. The Trust's management believes that all of the related party transactions represented the best investments available at the time and were at least as advantageous to the Trust as could have been obtained from unrelated third parties.

In May 1995, the Trust purchased three apartment complexes: Collegewood, Florida Towers, and Jefferson Towers, located in Tallahassee, Florida, for $2.5 million, subject to an existing nonrecourse wrap mortgage of $2.4 million. The Trust assumed the existing mortgage loan and paid the remaining purchase price, along with closing costs, of $118,000 in cash from the general working capital of the Trust. Concurrently with the execution of the loan assumption, on June 5, 1995, the Trust paid the lender $300,000 in cash reducing the principal balance by the same amount. The mortgage loan calls for monthly interest payments calculated at 10% per annum and matures June 1997.

The Trust purchased the above properties from Investors Florida Capitol Fund II, Ltd., a Florida limited partnership (the "Seller"). Investors General, Inc. ("IGI"), which owns a 1% general partnership interest in the Seller, is owned by Investors General Acquisition Corporation ("IGAC"). John A. Doyle, Trustee and Chief Financial Officer of the Trust, is a 62.5% stockholder of IGAC. Mr. Doyle also serves as Director and President of Tarragon, the Trust's advisor since March 1, 1994. Tarragon is owned by Lucy N. Friedman, William S. Friedman's wife, and Mr. Doyle. Mr. Friedman serves as President, Chief Executive Officer, and Trustee of the Trust and Director and Chief Executive Officer of Tarragon. The Friedman and Doyle families together own approximately 27% of the outstanding shares of the Trust. The purchase price of the properties was based on their fair market values, and the entire transaction was approved by a majority of the limited partners of the Seller as well as the unaffiliated Trustees of the Trust. IGI and Messrs. Friedman and Doyle abstained in the votes.

On June 30, 1989, the Trust purchased from First City, Texas - Houston ("First City"), a $1.2 million first lien mortgage note (the Cochonour Note) with respect to which an individual was the borrower, secured in part by a lien on a thoroughbred horse breeding farm located in Carroll County, Missouri and a personal guarantee from a third party who, at the time, was an officer of First City. Until November 30, 1992, F.C. MacArthur, Inc., a wholly-owned subsidiary of Collecting Bank, N.A., owned approximately 16% of the outstanding shares of beneficial interest of IORT and 4% of the outstanding shares of common stock of TCI. First City performed substantial management and investment functions for Collecting Bank, N.A. At the time, the Trustees of the Trust also served as trustees or directors to IORT and TCI, and, at that time, IORT and TCI were deemed to be "related parties". At present, none of the current Trustees also serve as a trustee of IORT or a director of TCI. The note matured on December 7, 1990. In September 1991, the guarantor provided additional collateral in the form of first lien mortgages and assignments of mortgages on condominium units located in Cook County, Illinois. In return, the Trust extended the maturity date of the note to December 7, 1995, and all accrued but unpaid interest was added to principal, and, the outstanding principal balance of the note was increased to $1.4 million. During 1993 and 1994, eighteen of the twenty condominium units securing the Cochonour note receivable were sold, and, in accordance with the terms of the note, the proceeds of such sales were applied to reduce the principal balance of the note. In connection with the sale of three units, the Trust accepted five-year notes in the principal amounts of $69,900, $73,000 and $66,400, secured by each respective unit.
Terms of the condominium notes provide for monthly payments of principal and interest, based upon a 25-year amortization, with the unpaid principal balance due at the notes' maturities. The notes bear interest from 6% to 7% per annum for the first two years and from 8% to 9% per annum thereafter. In September 1994, the Trust and the borrower agreed to a settlement of the Cochonour Note. Under the agreed-upon terms, a portion of the collateral property, a farm and luxury residence in Carroll County, Missouri, was conveyed to the Trust. In April 1995, the two remaining condominium units securing the note were sold, and the net proceeds of sale were remitted to the Trust for application against and payment in full of the principal balance of the Cochonour Note of $110,000. Also in April 1995, one of the condominium notes in the amount of $66,000 was paid in full.

In fiscal 1993, the Trust incurred fees to BCM and its affiliates of $154,000 in advisory fees, $20,000 in equity financing fees, and $90,000 in property management fees and leasing commissions. In addition, BCM received cost reimbursements from the Trust of $87,000 in fiscal 1993.

In fiscal 1994, the Trust incurred fees to BCM and its affiliates of $75,000 in advisory fees and $18,000 in property management fees. In addition, BCM received cost reimbursements from the Trust of $34,000 in fiscal 1994.

In fiscal 1994, the Trust incurred fees to Tarragon of $157,000 in advisory fees, $24,000 in acquisition commissions, and $51,000 in property management fees. The Trust also incurred cost reimbursements totaling $127,000 to Tarragon.

In fiscal 1995, the Trust incurred fees to Tarragon of $146,000 in advisory fees, $53,000 in equity refinancing fees, $83,000 in property management fees, and cost reimbursements of $165,000.

Restrictions on Related Party Transactions

The Trust's Declaration of Trust provides that:

    The Trust shall not purchase or lease, directly or indirectly, any Real Property from the Advisor or any affiliated Person, or from any partnership in which any of the foregoing may also be a general partner, and the Trust will not sell, directly or indirectly, any of its Real Property to any of the foregoing Persons.

The Declaration of Trust further provides that:

    ...the Trust shall not, directly or indirectly, engage in any transaction with any Trustee, officer, or employee of the Trust or any director, officer, or employee of the Advisor..., or of any company or other organization of which any of the foregoing is an Affiliate, except for ...transactions with ...the Advisor or Affiliates thereof involving loans, real estate brokerage services, mortgage brokerage services, real property management services, the servicing of Mortgages, the leasing of personal property or other services, provided such transactions are on terms not less favorable to the Trust than the terms on which unaffiliated parties are then making similar loans or performing similar services for comparable entities in the same area and are not entered into on an exclusive basis with such Person; provided, however, that any [such] transaction...may be entered into only after a showing that such transaction is fair and reasonable to the Shareholders and upon approval by affirmative vote of a majority of the Trustees who are not, other than as Trustees, interested in or Affiliates of any person who is interested in the transaction.

The Declaration of Trust defines "Affiliate" as follows:

    [A]s to any Person, any other Person who owns beneficially, directly, or indirectly, 1% or more of the outstanding capital stock, shares, or equity interests of such Person or of any other person which controls, is controlled by, or is under common control with, such Person or is an officer, retired officer, director, employee, partner, or trustee of such Person or of any other Person which controls, is controlled by, or is under common control with, such Person.





                     [This space intentionally left blank.]

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,  AND REPORTS ON FORM 8-K

(a)         The following documents are filed as part of this Report:

1.    Consolidated Financial Statements

Report of Independent Public Accountants                    -BDO Seidman
                                                            -Arthur Andersen LLP

Consolidated Balance Sheets - November 30, 1995 and 1994

Consolidated Statements of Operations -
 Years Ended November 30, 1995, 1994, and 1993

Consolidated Statements of Shareholders' Equity -
 Years Ended November 30, 1995, 1994, and 1993

Consolidated Statements of Cash Flows -
 Years Ended November 30, 1995, 1994, and 1993

Notes to Consolidated Financial Statements

2.    Financial Statement Schedules

Schedule III     -  Real Estate and Accumulated Depreciation

Schedule IV      -  Mortgage Loans on Real Estate

All other schedules are omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

3.    Exhibits

The following exhibits are filed herewith or incorporated by reference as indicated:

Exhibit
Designation                                            Description of Exhibit
-----------                                         ---------------------------
  3.1                    Declaration of the Trust (amended and restated) (incorporated by reference to the
                         Registrant's Current Report on Form 8-K dated August 14, 1987).

  3.2                    Amendment No. 2 to Amended and Restated Declaration of Trust recorded on December 1, 1995, as
                         Instrument No. 95-280172, in the Alameda County Records (incorporated by reference to the
                         Registrant's Current Report on Form 8-K dated November 20, 1995).


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

Exhibit
Designation                                                    Description of Exhibit
-----------                                                 ---------------------------
  3.3                     Restated Trustees' Regulations (incorporated by reference to the Registrant's Current Report on
                          Form 8-K dated April 21, 1989).

  3.4                     Restated Trustees' Regulations dated as of September 12, 1990 (incorporated by reference to
                          Exhibit No. 3.1 to the Registrant's Quarterly report on Form 10-Q for the quarter ended August
                          31, 1990).

  4.1                     Rights Agreement dated March 10, 1989 between Vinland Property Trust and American Stock
                          Transfer and Trust Company (incorporated by reference to the Registrant's Registration
                          Statement on Form 8-A dated March 10, 1989).

  4.2                     Amendment No. 1 to Rights Agreement dated March 10, 1989 between Vinland Property Trust and
                          American Stock Transfer and Trust Company (incorporated by reference to Exhibit No. 2 of Form 8
                          Amendment to the Registrant's Registration Statement on Form 8-A dated August 2, 1993).

  4.3                     Amendment No. 2 to Rights Agreement dated March 10, 1989 between Vinland Property Trust and
                          American Stock Transfer and Trust Company (incorporated by reference to Exhibit No. 3 of
                          Amendment No. 2 to the Registrant's Registration Statement on Form 8-A dated January 31, 1994).

  4.4                     Amendment No. 3 to Rights Agreement dated March 10, 1989 between Vinland Property Trust and
                          American Stock Transfer and Trust Company (incorporated by reference to Exhibit 4.4 to the
                          Registrant's Form 10-K for the fiscal year ended November 30, 1994).

  4.5                     Indenture Agreement dated September 15, 1993 between Vinland Property Trust and American Stock
                          Transfer and Trust Company (incorporated by reference to Exhibit No. 4.7 to the Registrant's
                          Registration Statement No. 33-66294 on Form S-11).

 10.1                     Advisory Agreement dated April 1, 1995, between Vinland Property Trust and Tarragon Realty
                          Advisors, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on
                          Form 8-K dated April 1, 1995).

 21.1                     Notice Letter dated December 1, 1995, addressed to the Shareholders of Vinland Property Trust advising of one-for-five reverse share split and related matters (incorporated by reference to the Registrant's Current Report on Form 8-K dated November 20, 1995).

 21.2                     Form Letter of Transmittal for use in surrender of Old Shares for replacement by certificates representing Post-Split Shares and payment of fractional interests (incorporated by reference to the Registrant's Current Report on Form 8-K dated November 20, 1995).

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

Exhibit
Designation                                                    Description of Exhibit
-----------                                                 ---------------------------
  21.3                    Offer by Vinland Property Trust to purchase its shares of beneficial interest, no par value
                          (Post-Split) made only to Shareholders with 99 or fewer Shares (incorporated by reference to the Registrant's Current Report on Form 8-K dated November 20, 1995).

  21.4                    Form Letter of Transmittal for use in "Odd Lot" Offer (incorporated by reference to the
                          Registrant's Current Report on Form 8-K dated November 20, 1995).

  21.5                    Notice of Extension of and Supplement to Offer by Vinland Property Trust to purchase shares of its beneficial interest, no par value (Post-Split) made only to shareholders with 99 or fewer
                          Shares (incorporated by reference to the Registrant's Current Report on Form 8-K dated January
                          11, 1996).

  27.0                    Financial Data Schedule.

(b) The following reports on Form 8-K were filed during the fourth quarter covered by this report or with respect to events occurring after the period covered by this report but prior to the filing of this report.

   Date of Event                Date Filed                       Items Reported
-------------------        --------------------      --------------------------------------------------
August 18, 1995             September 27, 1995        Item 2.  Acquisition or Disposition of Assets
                                                      Item 5.  Other Events
                                                      Item 7.  Financial Statements and Exhibits

November 20, 1995           December 7, 1995          Item 5.  Other Events
                                                      Item 7.  Financial Statements and Exhibits

January 11, 1996            January 26, 1996          Item 2.  Acquisition or Dispositiof Assets

                                                      Item 5.  Other Events
                                                      Item 7.  Financial Statements and Exhibits


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            VINLAND PROPERTY TRUST



Dated: February   , 1996                    By: /s/ William S. Friedman
       ---------------------------              --------------------------------
                                                William S. Friedman
                                                President, Chief Executive
                                                Officer, and Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                                      Capacities in                                      Date
                                               which signed

/s/ William S. Friedman                        President, Chief Executive Officer,                   February   , 1996
---------------------------------              and Trustee                                        -----------------------
William S. Friedman                            (Principal Executive Officer)


/s/ John A. Doyle                              Chief Financial Officer                               February   , 1996
---------------------------------              and Trustee                                        -----------------------
John A. Doyle                                  (Principal Financial Officer)


/s/ Katie Jackson                              Vice President                                        February   , 1996
---------------------------------              Chief Accounting Officer                           -----------------------
Katie Jackson                                  (Principal Accounting Officer)


/s/ Willie K. Davis                            Trustee                                               February   , 1996
---------------------------------                                                                 -----------------------
Willie K. Davis

/s/ Chester Beck                               Trustee                                               February   , 1996
---------------------------------                                                                 -----------------------
Chester Beck

/s/ Michael E. Smith                           Trustee                                               February   , 1996
---------------------------------                                                                 -----------------------
Michael E. Smith


                              INDEX TO EXHIBITS

Exhibit
Designation                                                    Description of Exhibit
-----------                                                 ---------------------------
  3.3                     Restated Trustees' Regulations (incorporated by reference to the Registrant's Current Report on
                          Form 8-K dated April 21, 1989).

  3.4                     Restated Trustees' Regulations dated as of September 12, 1990 (incorporated by reference to
                          Exhibit No. 3.1 to the Registrant's Quarterly report on Form 10-Q for the quarter ended August
                          31, 1990).

  4.1                     Rights Agreement dated March 10, 1989 between Vinland Property Trust and American Stock
                          Transfer and Trust Company (incorporated by reference to the Registrant's Registration
                          Statement on Form 8-A dated March 10, 1989).

  4.2                     Amendment No. 1 to Rights Agreement dated March 10, 1989 between Vinland Property Trust and
                          American Stock Transfer and Trust Company (incorporated by reference to Exhibit No. 2 of Form 8
                          Amendment to the Registrant's Registration Statement on Form 8-A dated August 2, 1993).

  4.3                     Amendment No. 2 to Rights Agreement dated March 10, 1989 between Vinland Property Trust and
                          American Stock Transfer and Trust Company (incorporated by reference to Exhibit No. 3 of
                          Amendment No. 2 to the Registrant's Registration Statement on Form 8-A dated January 31, 1994).

  4.4                     Amendment No. 3 to Rights Agreement dated March 10, 1989 between Vinland Property Trust and
                          American Stock Transfer and Trust Company (incorporated by reference to Exhibit 4.4 to the
                          Registrant's Form 10-K for the fiscal year ended November 30, 1994).

  4.5                     Indenture Agreement dated September 15, 1993 between Vinland Property Trust and American Stock
                          Transfer and Trust Company (incorporated by reference to Exhibit No. 4.7 to the Registrant's
                          Registration Statement No. 33-66294 on Form S-11).

 10.1                     Advisory Agreement dated April 1, 1995, between Vinland Property Trust and Tarragon Realty
                          Advisors, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on
                          Form 8-K dated April 1, 1995).

 21.1                     Notice Letter dated December 1, 1995, addressed to the Shareholders of Vinland Property Trust advising of one-for-five reverse share split and related matters (incorporated by reference to the Registrant's Current Report on Form 8-K dated November 20, 1995).

 21.2                     Form Letter of Transmittal for use in surrender of Old Shares for replacement by certificates representing Post-Split Shares and payment of fractional interests (incorporated by reference to the Registrant's Current Report on Form 8-K dated November 20, 1995).

 21.3                     Offer by Vinland Property Trust to purchase its shares of beneficial interest, no par value
                          (Post-Split) made only to Shareholders with 99 or fewer Shares (incorporated by reference to the Registrant's Current Report on Form 8-K dated November 20, 1995).

 21.4                     Form Letter of Transmittal for use in "Odd Lot" Offer (incorporated by reference to the
                          Registrant's Current Report on Form 8-K dated November 20, 1995).

 21.5                     Notice of Extension of and Supplement to Offer by Vinland Property Trust to purchase shares of its beneficial interest, no par value (Post-Split) made only to shareholders with 99 or fewer
                          Shares (incorporated by reference to the Registrant's Current Report on Form 8-K dated January
                          11, 1996).

 27.0                     Financial Data Schedule.