Form 10-Q
period 1996-02-29
VINLAND PROPERTY TRUST
filed 1996-04-15
CIK 23593

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended FEBRUARY 29, 1996
                                               -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from....................to....................

                          Commission File Number 0-8003
                                                 ------

                             VINLAND PROPERTY TRUST
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 California                                    94-2432628
- ---------------------------------------------              ------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
            or organization)                               Identification No.)


                   3878 Oak Lawn, Suite 300, Dallas, TX 75219
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (214) 522-9910
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---


 Shares of Beneficial Interest, No par value               1,348,604
- --------------------------------------------    --------------------------------
                   (Class)                      (Outstanding  at  April 5, 1996)

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements for the period ended February 29, 1996, have not been audited by independent certified public accountants, but, in the opinion of the management of Vinland Property Trust (the "Trust"), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Trust's consolidated financial position, consolidated results of operations, and consolidated cash flows at the dates and for the periods indicated have been included.

                             VINLAND PROPERTY TRUST
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                            February 29,    November 30,
                                                            ------------    ------------
                                                                1996            1995
                                                            ------------    ------------
                          Assets                            (unaudited)      (audited)
Real estate
  Held for investment (net of accumulated depreciation
     of $4,870 in 1996 and $4,660 in 1995) .............      $ 18,061       $ 18,244
  Held for sale (net of accumulated depreciation
     of $40 in 1996 and $612 in 1995) ..................         8,422         13,683
                                                              --------       --------
                                                                26,483         31,927
Less - allowance for estimated losses ..................          (241)          (241)
                                                              --------       --------
                                                                26,242         31,686

Notes and interest receivable ..........................           736            737
Cash and cash equivalents ..............................         2,266          2,847
Other assets ...........................................         1,697          1,708
                                                              --------       --------
                                                              $ 30,941       $ 36,978
                                                              ========       ========

           Liabilities and Shareholders' Equity

Liabilities
Notes, debentures, and interest payable ................      $ 21,029       $ 26,491
Other liabilities ......................................           709          1,231
                                                              --------       --------
                                                                21,738         27,722

Commitments and contingencies...........................
Shareholders' equity
Shares of beneficial interest, no par value; authorized
  shares, unlimited; (issued and outstanding:
  1,348,604 shares in 1996 and 1,392,006 shares in 1995)         2,246          2,318
Paid-in capital ........................................        43,735         43,876
Accumulated distributions in excess of
  accumulated earnings .................................       (36,778)       (36,938)
                                                              --------       --------
                                                                 9,203          9,256
                                                              --------       --------
                                                              $ 30,941       $ 36,978
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

                             VINLAND PROPERTY TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                            For the Three Months Ended
                                                          -------------------------------
                                                            February 29,     February 28,
                                                                1996            1995
                                                          --------------    -------------
Revenue
  Rentals ............................................      $     2,329       $     1,837
  Interest ...........................................               47                25
  Equity in income of partnership ....................                4                --
                                                            -----------       -----------
                                                                  2,380             1,862

Expenses
  Property operations ................................            1,426             1,279
  Interest ...........................................              461               283
  Depreciation .......................................              209               225
  Advisory fee to affiliate ..........................               60                37
  General and administrative .........................              124                81
                                                            -----------       -----------
                                                                  2,280             1,905
                                                            -----------       -----------
Income (loss) before (loss) on sale of real estate and
  extraordinary gain .................................              100               (43)
(Loss) on sale of real estate ........................             (193)               --
                                                            -----------       -----------
(Loss) from continuing operations ....................              (93)              (43)
Extraordinary gain ...................................              253                --
                                                            -----------       -----------
Net income (loss) ....................................      $       160       $       (43)
                                                            ===========       ===========




Earnings per share
(Loss) from continuing operations ....................      $      (.06)      $      (.03)
Extraordinary gain ...................................              .18                --
                                                            -----------       -----------
Net income  (loss) ...................................      $       .12       $      (.03)
                                                            ===========       ===========

Weighted average shares of beneficial interest
  used in computing earnings per share ...............        1,378,161         1,392,006
                                                            ===========       ===========






The accompanying notes are an integral part of these Consolidated Financial Statements.

                             VINLAND PROPERTY TRUST
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                                    Accumulated
                                                                   Distributions
                                  Shares of                         in Excess of
                             Beneficial Interest       Paid-in      Accumulated    Shareholders'
                            Shares         Amount      Capital       Earnings         Equity
                            ------         ------      --------    -------------   ------------
Balance, Dec.1, 1995 ...   1,392,006    $   2,318     $   43,876    $  (36,938)     $    9,256

Share repurchases ......     (43,402)         (72)          (141)           --            (213)

Net income .............          --           --             --           160             160
                           ---------    ---------     ----------    ----------      ----------
Balance, Feb. 29, 1996..   1,348,604    $   2,246     $   43,735    $  (36,778)     $    9,203
                           =========    =========     ==========    ==========      ==========



The accompanying notes are an integral part of these Consolidated Financial Statements.

                             VINLAND PROPERTY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                              For the Three Months Ended
                                                              ---------------------------
                                                              February 29,  February 28,
                                                                  1996          1995
                                                              -----------   ------------

Cash Flows from Operating Activities
  Rentals collected ....................................       $ 2,277        $ 1,780
  Interest collected ...................................            48             23
  Interest paid ........................................          (410)          (302)
  Payments for property operations .....................        (1,659)        (1,386)
  General and administrative expenses paid .............          (128)          (113)
  Advisory fee paid to affiliate .......................           (33)           (25)
  Deferred financing costs paid ........................            --            (58)
                                                               -------        -------

     Net cash provided by (used in) operating activities            95            (81)

Cash Flows from Investing Activities
  Collections of notes receivable ......................             1              2
  Acquisition of partnership interest ..................          (411)            --
  Sale of real estate ..................................            44             --
  Real estate improvements .............................          (102)           (33)
                                                               -------        -------
     Net cash (used in) investing activities ...........          (468)           (31)

Cash Flows from Financing Activities
  Proceeds from borrowings .............................            --          1,370
  Payments of notes payable ............................           (72)          (600)
  Replacement reserve receipts (deposits), net .........            15             (5)
  Share repurchases ....................................          (151)            --
  Redemption of uncertificated obligations .............            --            (91)
                                                               -------        -------

     Net cash (used in) provided by financing activities          (208)           674
                                                               -------        -------

Net (decrease) increase in cash and cash equivalents ...          (581)           562

Cash and cash equivalents, beginning of the period .....         2,847            209
                                                               -------        -------
Cash and cash equivalents, end of the period ...........       $ 2,266        $   771
                                                               =======        =======


The accompanying notes are an integral part of these Consolidated Financial Statements.

                             VINLAND PROPERTY TRUST
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)
                                   (Unaudited)

                                                             For the Three Months Ended
                                                             --------------------------
                                                             February 29,  February 28,
                                                                1996          1995
                                                             -----------   -----------

Reconciliation of net income (loss) to net cash provided by (used in) operating activities

  Net income (loss) ....................................       $ 160        $ (43)
  Depreciation and amortization ........................         238          250
  Equity in (income) of partnership ....................          (4)          --
  Loss on sale of real estate ..........................         193           --
  Extraordinary gain ...................................        (253)          --
  Changes in other assets and liabilities net of noncash
    investing and financing activities
     Decrease (increase) in other assets ...............         145          (50)
     (Decrease) in other liabilities ...................        (417)        (206)
     Increase (decrease) in interest payable ...........          33          (32)
                                                               -----        -----


     Net cash provided by (used in) operating activities       $  95        $ (81)
                                                               =====        =====
















The accompanying notes are an integral part of these Consolidated Financial Statements.

                             VINLAND PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month period ended February 29, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 1996. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Trust's Annual Report on Form 10-K for the fiscal year ended November 30, 1995 (the "1995 Form 10-K"). Certain 1995 balances have been reclassified to conform to the 1996 presentation.

Earnings per share have been computed based on the weighted average number of shares of beneficial interest outstanding for the three-month periods ended February 29, 1996, and February 28, 1995. Effective December 1, 1995, the Board of Trustees approved a one-for-five reverse share split of all the Trust's shares of beneficial interest on the basis of one new share (a "Post-Split Share") for each five shares then outstanding (each an "Old Share"). All 1995 share and per share data have been restated to give effect to such reverse share split.

NOTE 2. INVESTMENT IN PARTNERSHIP

In December 1995, the Trust acquired a 57% economic interest in Larchmont Associates Limited Partnership for a cash investment of $411,565. The partnership owns Larchmont West Apartments, a 504-unit complex in Toledo, Ohio, which collateralizes nonrecourse mortgage debt of $5.5 million. The mortgage loan bears interest at 8.02% per annum, calls for monthly payments of interest and principal of $42,136, and matures in January 2006. The partnership investment is accounted for under the equity method and has been included with "Other assets" in the accompanying February 29, 1996, Balance Sheet.

NOTE 3.  REAL ESTATE AND DEPRECIATION

In September 1995, the Trust ceased payments on the mortgage debt secured by the Villas at Central Park Apartments, a 288-unit complex located in Orlando, Florida , as the Trust determined that further investment in the property could not be justified without substantial modification of the debt, consisting of a $2.4 million first lien and a $3.0 million second lien. In January 1996, the complex was sold to a third party for $5.3 million. Pursuant to the sale contract, the second lien holder agreed to discount the mortgage debt assumed by the purchaser. In connection with the sale, the Trust recorded an extraordinary gain of $253,000 due to the debt forgiveness and a loss on the sale of $193,000 equal to the amount by which the carrying value plus the costs to sell the property exceeded the disposition sales price.

In August 1995, the Trust and the borrower of a $2.0 million mortgage note receivable agreed to a settlement of the outstanding balance. Under the terms of the agreement, the Trust paid $175,000 to the borrower ($75,000 in August 1995 and $100,000 in February 1996) and obtained title to the collateral property; the Polynesia Village Apartments, a 448-unit complex located in Tacoma, Washington, which is subject to $5.8 million senior underlying debt. In exchange, the Trust released the borrower from any further obligation under the mortgage note. As a result, in August 1995, the Trust recorded an in-substance foreclosure of the property, which is classified as "Real Estate - Held for sale" in the accompanying Balance Sheets.

                             VINLAND PROPERTY TRUST
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 4.  SHARE OPTIONS

In December 1995, pursuant to its Independent Trustee Share Option Plan, the Trust issued to each Independent Trustee options to purchase up to 300 Post-Split Shares at an exercise price equal to the market price at the date of grant. The options expire on the earlier of the first anniversary of the date on which a Trustee ceases to be a Trustee of the Trust or ten years from the date of grant (the "Termination Date") and are exercisable at any time between the date of grant and the Termination Date.

In January 1996, pursuant to its Share Option and Incentive Plan, the Trust issued options to certain officers and key employees of the Trust covering 22,000 Post-Split Shares. These options are exercisable beginning one year after the date of grant, have an exercise price equal to the market price at the date of grant, and expire in five years on December 31, 2000. All options awarded pursuant to the Incentive Plan are determined by the Option Committee, which is comprised of three Trustees including Messrs. William S. Friedman, John A. Doyle, and Michael E. Smith.

NOTE 5.  SHARE  REPURCHASES

During the first fiscal quarter of 1996, the Trust repurchased 43,402 shares at a total cost of $213,000, which included 43,091 shares related to the Odd-Lot Offer, as described below, and 311 shares representing fractional shares related to the December 1995 reverse share split.

Following the December 1, 1995, one-for-five reverse share split, the Trust offered to purchase all shares of beneficial interest, no par value, of each shareholder holding 99 or fewer Post-Split Shares (or less than 500 Old Shares) either of record or beneficially on December 1, 1995. Under such offer (the "Odd-Lot Offer"), the Trust agreed to purchase all Post-Split Shares duly tendered prior to February 29, 1996, at a price equal to the next closing price of the Post-Split Shares on the day the Trust received the tendered shares.

NOTE 6.   INCOME TAXES

No provision has been made for federal income taxes because the Trust's management believes the Trust has qualified as a Real Estate Investment Trust, as defined in Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and expects that it will continue to do so.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

The Trust is a party to various claims and routine litigation arising in the ordinary course of business. Management of the Trust does not believe that the results of these claims and litigation, individually or in the aggregate, will have a material adverse effect on its business or financial position.

NOTE 8.  SUBSEQUENT EVENT

On April 1, 1996, the Trust consummated the acquisition of Holly House Apartments, a 57-unit complex located in North Miami, Florida, for cash of $1.5 million, including closing costs and a brokerage commission of $14,500 to Tarragon Realty Advisors, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction

Vinland Property Trust (the "Trust") was organized on July 18, 1973, to invest in real estate through acquisitions, leases, and partnerships and, to a lesser extent, in mortgage loans on real estate. The Trust commenced operations on April 2, 1974.

The Trust's real estate at February 29, 1996, consisted of twelve properties, including nine apartment complexes, one shopping center, one combination office building and shopping center, and one farm and luxury residence. All of the Trust's real estate, except for the Phoenix Apartments and the farm and luxury residence, is pledged to secure first mortgage notes payable.

The Trust's management continues to focus on the capital appreciation of the Trust's existing portfolio and the search for additional investments. Management's first priority is to invest surplus funds in needed improvements to the current real estate portfolio. The Trust intends to use additional funds, generated from property operations, sales, and refinancings, to make selective acquisitions, both residential and commercial, with a preference for properties in the same geographical regions of the United States in which the Trust currently operates. However, because of various real estate industry conditions, including competing entities and the overall volatility of the real estate market, there is no assurance that the Trust will be able to continue to increase the size of its portfolio in the coming fiscal year.

Liquidity and Capital Resources

Cash and cash equivalents totaled $2.3 million at February 29, 1996, as compared to $2.8 million at November 30, 1995. The Trust's principal sources of cash have been property operations, mortgage receivable collections, and refinancing proceeds. Management believes that cash on hand along with funds provided by property operations and anticipated external sources, such as property sales and refinancings, is sufficient to fund any needed property maintenance and capital improvements as well as meet the Trust's debt service obligations.

         Operating Activities

Net cash flow from property operations (rentals collected less payments for property operations) increased from $394,000 for the three months ended February 28, 1995, to $618,000 for the three months ended February 29, 1996. This improvement resulted primarily from the addition of five properties, including Riverside Apartments which had been leased since August 1994, to the Trust's multifamily portfolio during 1995. The Trust also incurred higher interest payments due to the mortgage debt assumed in connection with these property acquisitions.

Funds from operations ("FFO") increased 70% from $182,000 for the three months ended February 28, 1995, to $309,000 for the three months ended February 29, 1996. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), equals net income (loss), computed in accordance with generally accepted accounting principles, excluding gains (losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash flow from operating activities and should not be considered as an alternative to net income as an indicator of the Trust's operating performance or to cash flow as a measure of liquidity or the ability to pay dividends.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

         Investing Activities

In December 1995, the Trust acquired a 57% economic interest in Larchmont Associates Limited Partnership in consideration for a cash investment of $411,565. The partnership owns Larchmont West Apartments, a 504-unit complex in Toledo, Ohio, which collateralizes nonrecourse mortgage debt of $5.5 million.

The Trust paid $102,000 for capital improvements to its properties during the first fiscal quarter of 1996 as compared to $33,000 during the first fiscal quarter of 1995 and anticipates an additional $400,000 will be incurred during the remainder of 1996.

         Financing Activities

The Board of Trustees (the "Board") approved a one-for-five reverse share split of all of the Trust's shares of beneficial interest which was effective at the close of business on December 1, 1995, on the basis of one new share (a "Post-Split Share") for each five shares then outstanding (each an "Old Share").

Following the one-for-five reverse share split, on December 1, 1995, the Trust offered to purchase all shares of beneficial interest, no par value, of each shareholder holding 99 or fewer Post-Split Shares (or less than 500 Old Shares) either of record or beneficially on December 1, 1995. Under such offer (the "Odd-Lot Offer"), the Trust agreed to purchase all Post-Split Shares duly tendered prior to February 29, 1996, at a price equal to the next closing price of the Post-Split Shares on the day the Trust received the tendered shares. During the first fiscal quarter of 1996, the Trust repurchased 43,402 shares, including 43,091 shares related to the Odd-Lot Offer and 311 shares representing fractional shares related to the December 1995 reverse share split, at a total cost of $213,000, of which $151,000 had been paid at February 29, 1996.

In October 1993, the Trust paid shareholders a taxable distribution of $1.25 per Post-Split Share totaling $1.5 million in the form of either the Trust's 9% Series A Convertible Subordinated Debentures ("Debentures") or Uncertificated Convertible Subordinated Obligations ("Obligations"). The conversion privilege expired January 13, 1994, and, in December 1994, the Trust redeemed all outstanding Obligations. The Debentures mature June 30, 2003, and are redeemable by the Trust at any time at 100% of the principal amount together with accrued but unpaid interest. Interest on the Debentures is payable semi-annually.





                      [This space intentionally left blank]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

The Trust's operating results improved from a net loss of $43,000 for the three months ended February 28, 1995, to net income of $160,000 for the corresponding period in 1996, as more fully discussed in the following paragraphs.

Net rental income (rental revenue less property operating expenses) increased from $558,000 for the three months ended February 28, 1995, to $903,000 for the three months ended February 29, 1996. Of this increase, $279,000 relates to the multifamily properties added to the portfolio during 1995, while the sale of Villas at Central Park resulted in a decrease of $108,000. For properties held in both years, net rental income increased $174,000 principally due to higher rental rates on certain properties and a reduction in leasing expenses. Economic occupancy increased slightly for these properties during the first fiscal quarter of 1996 as compared to the same period in 1995.

Interest expense increased from $283,000 for the three months ended February 28, 1995, to $461,000 for the three months ended February 29, 1996. Of this increase, $159,000 resulted from interest expense associated with loans assumed in connection with the 1995 property acquisitions. For properties held in both years, interest expense increased $137,000 mainly due to the refinancing of the mortgage debt secured by the Southern Elms Apartments and the Aspentree Apartments during 1995, which increased mortgage debt by a total of $3.9 million. These increases were partially offset by a decrease of $118,000 due to the sale of the Villas at Central Park.

Advisory fees to Tarragon Realty Advisors, Inc. ("Tarragon") were $37,000 for the three months ended February 28, 1995, as compared to $60,000 for the corresponding period in 1996. Since March 1, 1994, Tarragon has provided advisory services to the Trust under an advisory agreement approved by the Board. Under the advisory agreement, the Trust paid an annual base advisory fee of $50,000, which was eliminated effective April 1, 1995, plus an incentive advisory fee equal to 16% per annum of adjusted funds from operations, as defined in the advisory agreement. William S. Friedman, President, Chief Executive Officer, and Trustee of the Trust, serves as a Director and Chief Executive Officer of Tarragon. Tarragon is owned by Lucy N. Friedman, Mr. Friedman's wife, and John A. Doyle, who serves as a Director and President of Tarragon and Chief Financial Officer and Trustee of the Trust. The Friedman and Doyle families together own approximately 27% of the outstanding shares of the Trust. A majority of the officers of the Trust are also officers of Tarragon.

General and administrative expenses increased from $81,000 for the three months ended February 28, 1995, to $124,000 for the three months ended February 29, 1996. This increase is primarily due to legal fees and stock transfer fees associated with the December 1995 one-for-five reverse share split and the Odd-Lot Offer.

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

Environmental Matters

Under various federal, state, and local environmental laws, ordinances, and regulations, the Trust may be potentially liable for removal or remediation costs (including governmental fines and injuries to persons and property), as well as certain other potential costs relating to hazardous or toxic substances where property-level managers have arranged for the removal, disposal, or treatment of hazardous or toxic substances. In addition, certain environmental laws impose liability for release of asbestos-containing materials into the air, and third parties may seek recovery from the Trust for personal injury associated with such materials.

The Trust's management is not aware of any environmental liability relating to the above matters that would have a material adverse effect on the Trust's business, assets, or results of operations.










                     [This space intentionally left blank.]

                           PART II. OTHER INFORMATION


ITEM 5. OTHER EVENTS

Pursuant to an offer by the Trust to purchase all shares of beneficial interest, no par value, of each holder of 99 or fewer "Post-Split Shares" or less than 500 "Old Shares" of record or beneficially on December 1, 1995 (the "Odd-Lot Offer"), the Trust purchased all shares tendered prior to February 29, 1996, at a price equal to the next closing price of such shares on the day received by the Trust which aggregated 43,091 Post-Split Shares (3% of the outstanding Post-Split Shares) at a cost of $213,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Exhibit 27.0 - Financial Data Schedule.

(b)  Reports on Form 8-K as follows:

     The following reports on Form 8-K were filed during the period covered by this report :

   Date of Event          Date Filed                       Items  Reported
 ----------------      ----------------      --------------------------------------------
January 11, 1996       January 26, 1996      Item 2. Acquisition or Disposition of Assets
                                             Item 5. Other Events
                                             Item 7. Financial Statements and Exhibits














                     [This space intentionally left blank.]

                                 SIGNATURE PAGE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             VINLAND PROPERTY TRUST





Date:     April 15, 1996                    By:   /s/ WILLIAM S. FRIEDMAN
     --------------------                         -----------------------------
                                                  William S. Friedman
                                                  President, Chief Executive
                                                  Officer, and Trustee



Date:     April 15, 1996                    By:   /s/ JOHN A. DOYLE
     --------------------                         -----------------------------
                                                  John A. Doyle
                                                  Chief Financial Officer and
                                                  Trustee



Date:     April 15, 1996                   By:    /s/ KATIE JACKSON
     ---------------------                        -----------------------------
                                                  Katie Jackson
                                                  Vice President and
                                                  Chief Accounting Officer