Form 10-Q
period 1996-05-31
VINLAND PROPERTY TRUST
filed 1996-07-15
CIK 23593

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MAY 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____________ to ______________

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
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

 Shares of Beneficial Interest, No par value                 1,347,964
- --------------------------------------------       -----------------------------
           (Class)                                 (Outstanding at July 5, 1996)

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements for the period ended May 31, 1996, have not been audited by independent certified public accountants, but, in the opinion of the management of Vinland Property Trust (the "Trust"), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Trust's consolidated financial position, consolidated results of operations, and consolidated cash flows at the dates and for the periods indicated have been included.

                             VINLAND PROPERTY TRUST
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                     May 31,               November 30,
                                                                      1996                     1995
                                                                   ------------            ------------
                   Assets                                          (unaudited)               (audited)
Real estate
  Held for investment, net of accumulated depreciation
    ($5,095 in 1996 and $4,660 in 1995)   . . . . . . . . . .      $     22,264            $     18,244
  Held for sale, net of accumulated depreciation
    ($40 in 1996 and $612 in 1995)  . . . . . . . . . . . . .             8,547                  13,683
                                                                   ------------            ------------
                                                                         30,811                  31,927
Less - allowance for estimated losses . . . . . . . . . . . .              (241)                   (241)
                                                                   ------------            ------------
                                                                         30,570                  31,686

Notes and interest receivable . . . . . . . . . . . . . . . .               736                     737
Cash and cash equivalents . . . . . . . . . . . . . . . . . .               746                   2,847
Other assets  . . . . . . . . . . . . . . . . . . . . . . . .             1,705                   1,708
                                                                   ------------            ------------
                                                                   $     33,757            $     36,978
                                                                   ============            ============

  Liabilities and Shareholders' Equity

Liabilities
Notes, debentures, and interest payable . . . . . . . . . . .      $     23,501            $     26,491
Other liabilities . . . . . . . . . . . . . . . . . . . . . .               859                   1,231
                                                                   ------------            ------------
                                                                         24,360                  27,722
Commitments and contingencies . . . . . . . . . . . . . . . .
Shareholders' equity
Shares of beneficial interest, no par value; authorized
  shares, unlimited; issued and outstanding, 1,347,987
  shares in 1996 and 1,392,006 shares in 1995   . . . . . . .             2,244                   2,318
Paid-in capital . . . . . . . . . . . . . . . . . . . . . . .            43,731                  43,876
Accumulated distributions in excess of
  accumulated earnings  . . . . . . . . . . . . . . . . . . .           (36,578)                (36,938)
                                                                   ------------            ------------
                                                                          9,397                   9,256
                                                                   ------------            ------------
                                                                   $     33,757            $     36,978
                                                                   ============            ============

             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                             VINLAND PROPERTY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)



                                                                   For the Three Months             For the Six Months
                                                                       Ended May 31,                   Ended May 31,
                                                                 --------------------------     -------------------------
                                                                    1996            1995            1996          1995
                                                                 ----------      ----------     ----------     ----------
Revenue
  Rentals . . . . . . . . . . . . . . . . . . . . . . . . .      $    2,327      $    1,908     $    4,656     $    3,745
  Interest  . . . . . . . . . . . . . . . . . . . . . . . .              31              35             78             60
  Equity in income of partnership   . . . . . . . . . . . .              28               -             32              -
                                                                 ----------      ----------     ----------     ----------
                                                                      2,386           1,943          4,766          3,805

Expenses
  Property operations   . . . . . . . . . . . . . . . . . .           1,318           1,247          2,744          2,526
  Interest  . . . . . . . . . . . . . . . . . . . . . . . .             479             303            940            586
  Depreciation  . . . . . . . . . . . . . . . . . . . . . .             225             226            434            451
  Advisory fee to affiliate   . . . . . . . . . . . . . . .              85              24            145             61
  General and administrative  . . . . . . . . . . . . . . .             101              77            225            158
                                                                 ----------      ----------     ----------     ----------
                                                                      2,208           1,877          4,488          3,782
                                                                 ----------      ----------     ----------     ----------
Income before (loss) on sale of real
  estate and extraordinary gain   . . . . . . . . . . . . .             178              66            278             23
(Loss) on sale of real estate . . . . . . . . . . . . . . .              22               -           (171)             -
                                                                 ----------      ----------     ----------     ----------
Income from continuing operations . . . . . . . . . . . . .             200              66            107             23
Extraordinary gain  . . . . . . . . . . . . . . . . . . . .               -               -            253              -
                                                                 ----------      ----------     ----------     ----------
Net income  . . . . . . . . . . . . . . . . . . . . . . . .      $      200      $       66     $      360     $       23
                                                                 ==========      ==========     ==========     ==========
Earnings per share

Income from continuing operations . . . . . . . . . . . . .      $      .15      $      .05     $      .08     $      .02
Extraordinary gain  . . . . . . . . . . . . . . . . . . . .               -               -            .18              -
                                                                 ----------      ----------     ----------     ----------
Net income  . . . . . . . . . . . . . . . . . . . . . . . .      $      .15      $      .05     $      .26     $      .02
                                                                 ==========      ==========     ==========     ==========
Weighted average shares of
  beneficial interest used in
  computing earnings per share  . . . . . . . . . . . . . .       1,348,389       1,392,006      1,363,194      1,392,006
                                                                 ==========      ==========     ==========     ==========





             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                             VINLAND PROPERTY TRUST
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)






                                                                                  Accumulated
                                           Shares of                             Distributions
                                      Beneficial Interest                        in Excess of
                                   -------------------------         Paid-in      Accumulated    Shareholders'
                                      Shares        Amount           Capital        Earnings         Equity
                                   -----------    ----------       ----------    -------------   -------------
Balance, December 1,
   1995 (audited)   . . . . .        1,392,006    $    2,318       $   43,876     $   (36,938)     $    9,256

Share repurchases . . . . . .          (44,019)          (74)            (145)              -            (219)

Net income  . . . . . . . . .                -             -                -             360             360
                                   -----------    ----------       ----------     -----------      ----------
Balance, May 31,
   1996 (unaudited)   . . . .        1,347,987    $    2,244       $   43,731     $   (36,578)     $    9,397
                                   ===========    ==========       ==========     ===========      ==========





             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                             VINLAND PROPERTY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                         For the Six Months
                                                                            Ended May 31,
                                                                ------------------------------------
                                                                    1996                     1995
                                                                -----------              -----------
Cash Flows from Operating Activities
  Rentals collected   . . . . . . . . . . . . . . . . . . .     $     4,603              $     3,709
  Interest collected  . . . . . . . . . . . . . . . . . . .              78                       58
  Interest paid   . . . . . . . . . . . . . . . . . . . . .            (833)                    (589)
  Payments for property operations  . . . . . . . . . . . .          (2,966)                  (2,380)
  General and administrative expenses paid  . . . . . . . .            (208)                    (188)
  Advisory fee paid to affiliate  . . . . . . . . . . . . .            (151)                     (73)
  Advisory fee received from prior advisor  . . . . . . . .               -                       59
  Deferred financing costs paid   . . . . . . . . . . . . .               -                      (77)
                                                                -----------              -----------

    Net cash provided by operating activities   . . . . . .             523                      519

Cash Flows from Investing Activities
  Acquisition of real estate  . . . . . . . . . . . . . . .          (1,763)                     (10)
  Cash account received in connection with purchase
    of real estate  . . . . . . . . . . . . . . . . . . . .               -                       47
  Sale of real estate   . . . . . . . . . . . . . . . . . .              66                        -
  Earnest money deposit received  . . . . . . . . . . . . .              75                        -
  Real estate improvements  . . . . . . . . . . . . . . . .            (311)                    (384)
  Funding of notes receivable   . . . . . . . . . . . . . .               -                     (133)
  Collections of notes receivable   . . . . . . . . . . . .               2                      179
  Acquisition of partnership interest . . . . . . . . . . .            (414)                       -
                                                                -----------              -----------

    Net cash (used in) investing activities   . . . . . . .          (2,345)                    (301)

Cash Flows from Financing Activities
  Proceeds from borrowings  . . . . . . . . . . . . . . . .               -                    1,370
  Payments of notes payable   . . . . . . . . . . . . . . .            (149)                    (800)
  Replacement reserve receipts (deposits), net  . . . . . .              89                      (31)
  Share repurchases   . . . . . . . . . . . . . . . . . . .            (219)                       -
  Redemption of uncertificated obligations  . . . . . . . .               -                      (91)
                                                                -----------              -----------

    Net cash (used in) provided by financing activities . .            (279)                     448
                                                                -----------              -----------

Net (decrease) increase in cash and cash equivalents  . . .          (2,101)                     666

Cash and cash equivalents, beginning of the period  . . . .           2,847                      209
                                                                -----------              -----------

Cash and cash equivalents, end of the period  . . . . . . .     $       746              $       875
                                                                ===========              ===========

             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                             VINLAND PROPERTY TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)
                                  (Unaudited)

                                                                               For the Six Months
                                                                                 Ended May 31,
                                                                      -----------------------------------
                                                                          1996                    1995
                                                                      -----------             -----------
Reconciliation of net income to net cash provided by
  operating activities

  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . .     $       360             $        23
  Extraordinary gain  . . . . . . . . . . . . . . . . . . . . . .            (253)                      -
  Loss on sale of real estate   . . . . . . . . . . . . . . . . .             171                       -
  Equity in income of partnership   . . . . . . . . . . . . . . .             (32)                      -
  Depreciation and amortization   . . . . . . . . . . . . . . . .             493                     538
  Changes in other assets and liabilities, net of effects
    of noncash investing and financing activities
      Decrease in other assets  . . . . . . . . . . . . . . . . .             116                      70
      (Decrease) in other liabilities   . . . . . . . . . . . . .            (403)                    (84)
      Increase (decrease) in interest payable   . . . . . . . . .              71                     (28)
                                                                      -----------             -----------

  Net cash provided by operating activities . . . . . . . . . . .     $       523             $       519
                                                                      ===========             ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Assets acquired and liabilities assumed in connection
  with the acquisition of real estate
    Real estate   . . . . . . . . . . . . . . . . . . . . . . . .     $     4,344             $     2,496
    Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -                      47
    Other assets  . . . . . . . . . . . . . . . . . . . . . . . .              39                      77
    Notes and interest payable  . . . . . . . . . . . . . . . . .          (2,510)                 (2,383)
    Other liabilities   . . . . . . . . . . . . . . . . . . . . .            (110)                   (227)
                                                                      -----------             -----------
      Cash paid   . . . . . . . . . . . . . . . . . . . . . . . .     $     1,763             $        10
                                                                      ===========             ===========

Assets written off and liabilities released in connection
  with the sale of real estate
    Real estate   . . . . . . . . . . . . . . . . . . . . . . . .     $     5,337             $         -
    Other assets  . . . . . . . . . . . . . . . . . . . . . . . .             156                       -
    Notes and interest payable  . . . . . . . . . . . . . . . . .          (5,362)                      -
    Other liabilities   . . . . . . . . . . . . . . . . . . . . .            (147)                      -
    Loss on sale  . . . . . . . . . . . . . . . . . . . . . . . .            (171)                      -
    Extraordinary gain  . . . . . . . . . . . . . . . . . . . . .             253                       -
                                                                      -----------             -----------
      Cash received   . . . . . . . . . . . . . . . . . . . . . .     $        66             $         -
                                                                      ===========             ===========


             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                             VINLAND PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six month period ended May 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 1996. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Trust's Annual Report on Form 10-K for the fiscal year ended November 30, 1995.
Certain 1995 balances have been reclassified to conform to the 1996 presentation.

Earnings per share have been computed based on the weighted average number of shares of beneficial interest outstanding for the three and six month periods ended May 31, 1996 and 1995. Effective December 1, 1995, the Board of Trustees approved a one-for-five reverse share split of all the Trust's shares of beneficial interest on the basis of one new share (a "Post-Split Share") for each five shares then outstanding (each an "Old Share"). All 1995 share and per share data have been restated to give effect to such reverse share split.

NOTE 2. INVESTMENT IN PARTNERSHIP

In December 1995, the Trust acquired an effective 57% interest in Larchmont Associates Limited Partnership for a cash investment of $414,000. The partnership owns Larchmont West Apartments, a 504-unit complex in Toledo, Ohio, which collateralizes nonrecourse mortgage debt of $5.5 million. The mortgage loan bears interest at 8.02% per annum, calls for monthly payments of interest and principal of $42,136, and matures in January 2006. The partnership investment is accounted for under the equity method and has been included in "Other assets" in the accompanying May 31, 1996, Consolidated Balance Sheet.

NOTE 3.  REAL ESTATE AND DEPRECIATION

In September 1995, the Trust ceased payments on the mortgage debt secured by the Villas at Central Park Apartments, a 288-unit complex located in Orlando, Florida, as the Trust determined that further investment in the property could not be justified without substantial modification of the debt, consisting of a $2.4 million first lien and a $3.0 million second lien. In January 1996, the complex was sold to a third party for $5.3 million. Pursuant to the sale contract, the second lien holder agreed to discount the mortgage debt assumed by the purchaser. In connection with the sale, the Trust recorded an extraordinary gain of $253,000 due to the debt forgiveness and a loss on the sale of $171,000 equal to the amount by which the carrying value plus the costs to sell the property exceeded the sales price.

In August 1995, the Trust and the borrower on a $2.0 million mortgage note receivable agreed to a settlement of the outstanding balance. Under the terms of the agreement, the Trust paid $175,000 to the borrower ($75,000 in August 1995 and $100,000 in February 1996) and obtained title to the collateral property, the Polynesia Village Apartments, a 448-unit complex located in Tacoma, Washington, which is subject to $5.8 million senior underlying debt. In exchange, the Trust released the borrower from any further obligation under the mortgage note.

                             VINLAND PROPERTY TRUST
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 3.  REAL ESTATE AND DEPRECIATION (Continued)

On April 1, 1996, the Trust consummated the acquisition of Holly House Apartments, a 57-unit complex located in North Miami, Florida, for cash of $1.5 million from the Trust's general working capital, including closing costs and an acquisition fee of $14,500 to Tarragon Realty Advisors, Inc. ("Tarragon"), the Trust's advisor.

On May 1, 1996, the Trust purchased Mission Trace Apartments, a 96-unit property in Tallahassee, Florida. The $2.8 million purchase price was financed with $2.5 million in mortgage debt provided by the seller, and the remainder was paid in cash from the Trust's general working capital. The $2.2 million first lien mortgage loan and the $290,000 second lien mortgage loan bear interest at initial rates of 8.25% and 8.5%, respectively, which are to be adjusted every two years during the loan terms. The loans are payable in monthly installments of principal and interest which initially total $30,825 and mature in May 2006. In connection with this acquisition, the Trust will pay an acquisition fee of $28,900 to Tarragon.

NOTE 4.  SHARE OPTIONS

In November and December 1995, pursuant to its Independent Trustee Share Option Plan, the Trust issued to each Independent Trustee options to purchase up to 900 Post-Split Shares at an exercise price equal to the market price at the date of grant. The options expire on the earlier of the first anniversary of the date on which a Trustee ceases to be a Trustee of the Trust or ten years from the date of grant (the "Termination Date") and are exercisable at any time between the date of grant and the Termination Date.

In January 1996, pursuant to its Share Option and Incentive Plan, the Trust issued options to certain officers of the Trust and key employees of Tarragon covering 22,000 Post-Split Shares. These options are exercisable beginning one year after the date of grant, have an exercise price equal to the market price at the date of grant, and expire in five years on December 31, 2000. All options awarded pursuant to the Incentive Plan are determined by the Option Committee, which is comprised of three Trustees including Messrs. William S. Friedman, John A. Doyle, and Michael E. Smith.

NOTE 5.  SHARE  REPURCHASES

During the first half of fiscal 1996, the Trust repurchased 44,019 shares at a total cost of $219,000, which included 43,696 shares related to the Odd-Lot Offer, as described below, and 323 shares representing fractional shares related to the December 1995 reverse share split.

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

                             VINLAND PROPERTY TRUST
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

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

The Trust's real estate at May 31, 1996, consisted of fourteen properties, including eleven apartment complexes, one shopping center, one combination office building and shopping center, and one farm and luxury residence. All of the Trust's real estate, except for Phoenix Apartments, Holly House Apartments, and the farm and luxury residence, is pledged to secure first mortgage notes payable.

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

Liquidity and Capital Resources

Cash and cash equivalents totaled $746,000 at May 31, 1996, as compared to $2.8 million at November 30, 1995. The Trust's principal sources of cash have been property operations, mortgage receivable collections, and refinancing proceeds. Management believes that cash on hand along with funds provided by property operations and anticipated external sources, such as property sales and refinancings, is sufficient to fund any needed property maintenance and capital improvements as well as meet the Trust's debt service obligations.

  Operating Activities

Net cash flow from property operations (rentals collected less payments for property operations) increased from $1.3 million for the six months ended May 31, 1995, to $1.6 million for the six months ended May 31, 1996. This improvement resulted primarily from the addition of seven properties, including Riverside Apartments which had been leased since August 1994, to the Trust's multifamily portfolio during 1995 and 1996. The Trust also incurred higher interest payments due to the mortgage debt obtained or assumed in connection with certain of these acquisitions.

Funds from operations ("FFO") increased 61% from $472,000 for the six months ended May 31, 1995, to $761,000 for the six months ended May 31, 1996. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT") in February 1995, equals net income (loss), computed in accordance with generally accepted accounting principles, excluding gains (losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO for unconsolidated partnerships and joint ventures is calculated in the same manner. Amortiztion of deferred financing expenses and prepaid leasing commissions is not added to net income (loss)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity and Capital Resources (Continued)

  Operating Activities (Continued)

in the Trust's calculation of FFO. This treatment is consistent with the Trust's historical calculation of FFO. FFO does not represent cash flow from operating activities and should not be considered as an alternative to net income as an indicator of the Trust's operating performance or to cash flow as a measure of liquidity or the ability to pay dividends.

  Investing Activities

During the second quarter of fiscal 1996, the Trust purchased two real estate properties comprising 153 apartment units for an aggregate purchase price of $4.3 million, the cash portion of which was $1.8 million.

The Trust paid $311,000 for capital improvements to its properties during the first half of fiscal 1996 as compared to $384,000 during the first half of fiscal 1995 and anticipates an additional $200,000 will be incurred during the remainder of 1996.

Collections of notes receivable decreased from $179,000 for the six months ended May 31, 1995, to $2,000 for the six months ended May 31, 1996. Two of the Trust's mortgage loans were paid in full during the first half of 1995. The Trust expects note receivable collections to continue to decline as existing mortgage loans are paid off and does not anticipate funding additional loans in the future except in connection with and to facilitate the sale of real estate.

In December 1995, the Trust acquired an effective 57% interest in Larchmont Associates Limited Partnership in consideration for a cash investment of $414,000. The partnership owns Larchmont West Apartments, a 504-unit complex in Toledo, Ohio, which collateralizes nonrecourse mortgage debt of $5.5 million.

  Financing Activities

The Board of Trustees (the "Board") approved a one-for-five reverse share split of all of the Trust's shares of beneficial interest which was effective at the close of business on December 1, 1995, on the basis of one new share (a "Post-Split Share") for each five shares then outstanding (each an "Old Share").

Following the one-for-five reverse share split, on December 1, 1995, the Trust offered to purchase all shares of beneficial interest, no par value, of each shareholder holding 99 or fewer Post-Split Shares (or less than 500 Old Shares) either of record or beneficially on December 1, 1995. Under such offer (the "Odd-Lot Offer"), the Trust agreed to purchase all Post-Split Shares duly tendered prior to February 29, 1996, at a price equal to the next closing price of the Post-Split Shares on the day the Trust received the tendered shares. During the first half of fiscal 1996, the Trust repurchased 44,019 shares, including 43,696 shares related to the Odd-Lot Offer and 323 shares representing fractional shares related to the December 1995 reverse share split, at a total cost of $219,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations

For the three and six months ended May 31, 1996, the Trust reported net income of $200,000 and $360,000, respectively, as compared with net income of $66,000 and $23,000 for the corresponding periods in 1995, as more fully discussed in the following paragraphs.

Net rental income (rental revenue less property operating expenses) increased from $661,000 and $1.2 million for the three and six month periods ended May 31, 1995, to $1.0 million and $1.9 million for the three and six month periods ended May 31, 1996. Increases of $349,000 and $629,000 are attributable to the operations of the properties added to the Trust's multifamily portfolio during 1995 and 1996, while decreases of $148,000 and $256,000 resulted from the sale of Villas at Central Park in January 1996. Properties held in both 1995 and 1996 reported overall increases of $148,000 and $321,000. Higher rental rates at certain properties and a reduction in leasing expenses contributed to this improvement. Occupancy levels for these properties increased slightly in 1996 as compared to 1995.

Interest expense increased from $303,000 and $586,000, respectively, for the three and six month periods ended May 31, 1995, to $479,000 and $940,000 for the corresponding periods in 1996. Of these increases, $179,000 and $338,000 resulted from interest expense associated with loans obtained or assumed in connection with the 1995 and 1996 property acquisitions. Properties held in both years reported overall increases of $114,000 and $252,000 mainly due to the refinancing of the mortgage debt secured by Southern Elms Apartments and Aspentree Apartments during 1995, which increased mortgage debt by a total of $3.9 million. These increases were partially offset by decreases of $117,000 and $236,000 due to the sale of the Villas at Central Park.

Advisory fees to Tarragon Realty Advisors, Inc., ("Tarragon") were $24,000 and $61,000, respectively, for the three and six month periods ended May 31, 1995, as compared to $85,000 and $145,000 for the corresponding periods in 1996. Since March 1, 1994, Tarragon has provided advisory services to the Trust under an advisory agreement approved by the Board. Under the current advisory agreement, the Trust pays an incentive advisory fee equal to 16% per annum of adjusted funds from operations, as defined in the advisory agreement. Under the initial advisory agreement, through the first fiscal quarter of 1995, the Trust also paid an annual base advisory fee of $50,000. William S. Friedman, President, Chief Executive Officer, and Trustee of the Trust, serves as a Director and Chief Executive Officer of Tarragon. Tarragon is owned by Lucy N. Friedman, Mr. Friedman's wife, and John A. Doyle, who is also a Trustee of the Trust. The Friedman and Doyle families together own approximately 27% of the outstanding shares of the Trust. A majority of the officers of the Trust are also officers of Tarragon.

General and administrative expenses increased from $77,000 and $158,000 for the three and six month periods ended May 31, 1995, to $101,000 and $225,000 for the three and six month periods ended May 31, 1996. These increases are primarily due to legal fees and share transfer fees associated with the December 1995 one-for-five reverse share split and the Odd-Lot Offer.

During the first half of fiscal 1996, the Trust recorded a loss on the sale of real estate of $171,000 and an extraordinary gain of $253,000 both related to the sale of Villas at Central Park Apartments in January 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Allowance for Estimated Losses and Provisions for Losses

The Trust's management, on a quarterly basis, reviews the carrying values of the Trust's mortgage loans and properties held for sale. Generally accepted accounting principles require that the carrying value of a mortgage loan or a property held for sale cannot exceed the lower of its cost or its estimated fair value. In those instances in which estimates of fair value of the Trust's mortgage loans or properties held for sale are less than the carrying values thereof at the time of evaluation, an allowance for loss is provided by a charge against operations. The estimates of fair value of the mortgage loans are based on management's review and evaluation of the collateral properties securing the mortgage loans. The review of collateral properties and properties held for sale generally includes selective site inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of maintenance requirements, discussions with the manager of the property, and a review of the surrounding area. Future quarterly reviews could cause the Trust's management to adjust current estimates of fair value.

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

Income Tax Aspects

The Trust has elected and, in the opinion of the Trust's management, qualified to be treated as a Real Estate Investment Trust ("REIT"), as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). The Code requires a REIT to distribute at least 95% of its REIT taxable income plus 95% of its net income from foreclosure property, as defined in Section 857 of the Code, to its shareholders.

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

(a) Exhibits:

    Exhibit 27.0 - Financial Data Schedule.

(b) Reports on Form 8-K.

       The following current reports on Form 8-K were filed during the period covered by this report or with respect to events which occurred during the period covered by this report:

            Date of Event    Date Filed       Items Reported
            -------------    ----------       --------------
            May 1, 1996      May 16, 1996     Item 2.  Acquisition or Disposition of Assets
                                              Item 7.  Financial Statements and Exhibits


                     [This space intentionally left blank.]

                                 SIGNATURE PAGE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        VINLAND PROPERTY TRUST





Date:    July 15, 1996                  By: /s/ William S. Friedman
     -----------------------------          ---------------------------------
                                            William S. Friedman
                                            President, Chief Executive
                                            Officer, and Trustee



Date:    July 15, 1996                  By: /s/ Bruce A. Schnitz
     -----------------------------          ---------------------------------
                                            Bruce A. Schnitz
                                            Chief Operating Officer and
                                            Principal Financial Officer

                             VINLAND PROPERTY TRUST
                               INDEX TO EXHIBITS



EXHIBIT 27.0              Financial Data Schedule                       Page  17