Form 10-Q
period 1996-08-31
VINLAND PROPERTY TRUST
filed 1996-10-15
CIK 23593

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended AUGUST 31, 1996

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from . . . . . . . . . . to . . . . . . . . . .

                        Commission File Number 0-8003

                           VINLAND PROPERTY TRUST
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)



      California                                              94-2432628
----------------------------                              ------------------
(State or other jurisdiction                              (I.R.S. Employer
     of incorporation                                     Identification No.)
     or organization)



                3100 Monticello, Suite 200, Dallas, TX   75205
             ---------------------------------------------------
             (Address of principal executive offices) (Zip Code)

                                (214) 522-9910
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              -----   -----


Shares of Beneficial Interest, No par value                  1,345,928
-------------------------------------------     --------------------------------
                 (Class)                        (Outstanding at October 4, 1996)

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements for the period ended August 31, 1996, have not been audited by independent certified public accountants, but, in the opinion of the management of Vinland Property Trust (the "Trust"), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Trust's consolidated financial position, consolidated results of operations, and consolidated cash flows at the dates and for the periods indicated have been included.

                            VINLAND PROPERTY TRUST
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                                                August 31,               November 30,
                                                                            -----------------        -------------------
                                                                                   1996                      1995
                                                                            -----------------        -------------------
                        Assets                                                 (unaudited)               (audited)
                        ------
Real estate
 Held for investment (net of accumulated depreciation
    of $5,333 in 1996 and $4,660 in 1995)   . . . . . . . . .               $          22,211           $         18,244
 Held for sale (net of accumulated depreciation
    of $40 in 1996 and $612 in 1995)  . . . . . . . . . . . .                           8,590                     13,683
                                                                            -----------------           ----------------
                                                                                       30,801                     31,927
Less - allowance for estimated losses . . . . . . . . . . . .                            (241)                      (241)
                                                                            -----------------           ----------------
                                                                                       30,560                     31,686

Notes and interest receivable . . . . . . . . . . . . . . . .                             734                        737
Cash and cash equivalents.  . . . . . . . . . . . . . . . . .                             443                      2,847
Other assets  . . . . . . . . . . . . . . . . . . . . . . . .                           2,356                      1,708
                                                                            -----------------           ----------------
                                                                            $          34,093           $         36,978
                                                                            =================           ================

          Liabilities and Shareholders' Equity
          ------------------------------------
Liabilities
Notes, debentures, and interest payable . . . . . . . . . . .               $          23,360           $         26,491
Other liabilities . . . . . . . . . . . . . . . . . . . . . .                           1,392                      1,231
                                                                            -----------------           ----------------
                                                                                       24,752                     27,722
Commitments and contingencies . . . . . . . . . . . . . . . .
Shareholders' equity
Shares of beneficial interest, no par value; authorized
 shares, unlimited; issued and outstanding, 1,346,833
 shares in 1996 and 1,392,006 shares in 1995 (after
 deducting 1,154 shares in 1996 held in treasury)   . . . . .                           2,242                      2,318
Paid-in capital . . . . . . . . . . . . . . . . . . . . . . .                          43,727                     43,876
Accumulated distributions in excess of
 accumulated earnings   . . . . . . . . . . . . . . . . . . .                         (36,628)                   (36,938)
                                                                            -----------------           ----------------
                                                                                        9,341                      9,256
                                                                            -----------------           ----------------
                                                                            $          34,093           $         36,978
                                                                            =================           ================

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                             VINLAND PROPERTY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)



                                                       For the Three Months              For the Nine Months
                                                         Ended August 31,                  Ended August 31,
                                            -------------------------------------    ----------------------------------
                                                  1996                 1995                1996                1995
                                           -----------------    -----------------    --------------     --------------
Revenue
 Rentals  . . . . . . . . . . . . . . .       $       2,443       $        2,072      $      7,099        $      5,817
 Interest   . . . . . . . . . . . . . .                  27                   37               105                  97
 Equity in income of partnerships   . .                   8                    -                40                   -
                                              -------------       --------------      ------------        ------------

                                                      2,478                2,109             7,244               5,914

Expenses
 Property operations  . . . . . . . . .               1,618                1,483             4,362               4,009
 Interest   . . . . . . . . . . . . . .                 512                  362             1,452                 948
 Depreciation   . . . . . . . . . . . .                 239                  247               673                 698
 Advisory fees to affiliate   . . . . .                  42                   41               187                 102
 General and administrative   . . . . .                 117                   98               342                 256
 Provision for losses   . . . . . . . .                   -                 (190)                -                (190)
                                              -------------       --------------      ------------        ------------
                                                      2,528                2,041             7,016               5,823
                                              -------------       --------------      ------------        ------------

(Loss) income before (loss)
 on sale of real estate and
 extraordinary gain   . . . . . . . . .                 (50)                  68               228                  91
(Loss) on sale of real estate . . . . .                   -                    -              (171)
                                              -------------       --------------      ------------        ------------
(Loss) income from continuing
 operations   . . . . . . . . . . . . .                 (50)                  68                57
Extraordinary gain  . . . . . . . . . .                   -                    -               253                   -
                                              -------------       --------------      ------------        ------------

Net (loss) income . . . . . . . . . . .       $         (50)      $           68      $        310        $         91
                                              =============       ==============      ============        ============
Earnings per share

(Loss) income from continuing
 operations   . . . . . . . . . . . . .       $        (.04)      $          .05      $        .04        $        .07
Extraordinary gain  . . . . . . . . . .                   -                    -               .19
                                              -------------       --------------      ------------        ------------
Net (loss)  income  . . . . . . . . . .       $        (.04)      $          .05      $        .23        $        .07
                                              =============       ==============      ============        ============

Weighted average shares of
 beneficial interest used in
 computing earnings per share   . . . .           1,347,220            1,392,006         1,357,773           1,392,006
                                              =============       ==============      ============        ============

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                             VINLAND PROPERTY TRUST
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)






                                                                                      Accumulated
                                          Shares of                                  Distributions
                                     Beneficial Interest                             in Excess of
                                  --------------------------         Paid-in         Accumulated        Shareholders'
                                     Shares         Amount           Capital           Earnings             Equity
                                  ------------   -----------      -------------    ------------------   ----------------
Balance, November 30,
    1995 (audited)  . . . .         1,392,006    $     2,318      $    43,876       $      (36,938)     $          9,256

Share repurchases . . . . .           (45,173)           (76)            (149)                   -                  (225)

Net income  . . . . . . . .                 -              -                -                  310                   310
                                  -----------    -----------      -----------       --------------      ----------------

Balance, August 31,
    1996 (unaudited)  . . .         1,346,833    $     2,242      $    43,727       $      (36,628)     $          9,341
                                  ===========    ===========      ===========       ==============      ================





  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                             VINLAND PROPERTY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)


                                                                                           For the Nine Months
                                                                                           Ended August 31,
                                                                                 --------------------------------------
                                                                                     1996                     1995
                                                                                 ---------------          -------------
Cash Flows from Operating Activities
 Rentals collected  . . . . . . . . . . . . . . . . . . . . .                     $       6,982           $       5,819
 Interest collected   . . . . . . . . . . . . . . . . . . . .                               105                      93
 Interest paid  . . . . . . . . . . . . . . . . . . . . . . .                            (1,350)                   (964)
 Payments for property operations   . . . . . . . . . . . . .                            (4,402)                 (3,983)
 General and administrative expenses paid   . . . . . . . . .                              (265)                   (246)
 Advisory fees paid to affiliate  . . . . . . . . . . . . . .                              (238)                   (117)
 Advisory fees received from prior advisor  . . . . . . . . .                               -                        91
 Deferred financing costs paid    . . . . . . . . . . . . . .                               -                      (105)
                                                                                  -------------           -------------

    Net cash provided by operating activities   . . . . . . .                               832                     588

Cash Flows from Investing Activities
 Acquisition of real estate   . . . . . . . . . . . . . . . .                            (1,763)                   (231)
 Proceeds from the sale of real estate  . . . . . . . . . . .                                66                     -
 Earnest money deposit received   . . . . . . . . . . . . . .                               250                     -
 Real estate improvements   . . . . . . . . . . . . . . . . .                              (540)                   (382)
 Collections of notes receivable  . . . . . . . . . . . . . .                                 3                     180
 Funding of notes receivable  . . . . . . . . . . . . . . . .                               -                      (196)
 Acquisition of partnership interests   . . . . . . . . . . .                              (818)                    -
                                                                                  -------------           -------------

    Net cash (used in) investing activities   . . . . . . . .                            (2,802)                   (629)

Cash Flows from Financing Activities
 Proceeds from borrowings   . . . . . . . . . . . . . . . . .                               -                     1,370
 Payments of notes payable  . . . . . . . . . . . . . . . . .                              (268)                 (1,253)
 Replacement reserve receipts (deposits), net   . . . . . . .                                59                     (99)
 Share repurchases  . . . . . . . . . . . . . . . . . . . . .                              (225)                    -
 Redemption of uncertificated obligations   . . . . . . . . .                               -                       (91)
                                                                                  -------------           -------------

    Net cash (used in) financing activities   . . . . . . . .                              (434)                    (73)
                                                                                  -------------           -------------
Net (decrease) in cash and cash equivalents . . . . . . . . .                            (2,404)                   (114)

Cash and cash equivalents, beginning of the period  . . . . .                             2,847                     209
                                                                                  -------------           -------------
Cash and cash equivalents, end of the period  . . . . . . . .                     $         443           $          95
                                                                                  =============           =============

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                             VINLAND PROPERTY TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                           For the Nine Months
                                                                                             Ended August 31,
                                                                                 --------------------------------------
                                                                                     1996                       1995
                                                                                 -------------              -----------
Reconciliation of net income to net cash provided by
 operating activities:
 Net income   . . . . . . . . . . . . . . . . . . . . . . . .                    $        310               $        91
    Extraordinary gain  . . . . . . . . . . . . . . . . . . .                            (253)                      -
    Loss on sale of real estate   . . . . . . . . . . . . . .                             171                       -
    Provision for losses  . . . . . . . . . . . . . . . . . .                             -                        (190)
    Equity in income of partnerships  . . . . . . . . . . . .                             (40)                      -
    Depreciation and amortization   . . . . . . . . . . . . .                             762                       820
    Changes in other assets and liabilities, net of
         effects of noncash investing activity
         (Increase) in other assets   . . . . . . . . . . . .                            (146)                       (6)
         (Decrease) in other liabilities  . . . . . . . . . .                             (21)                      (72)
         Increase (decrease) in interest payable  . . . . . .                              49                       (55)
                                                                                 ------------               -----------
    Net cash provided by operating activities   . . . . . . .                    $        832               $       588
                                                                                 ============               ===========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Changes in assets and liabilities in connection with the
 purchase, foreclosure, or exchange of real estate
    Real estate   . . . . . . . . . . . . . . . . . . . . . .                    $      4,344               $    13,318
    Notes and interest receivable   . . . . . . . . . . . . .                             -                      (1,935)
    Other assets  . . . . . . . . . . . . . . . . . . . . . .                              39                       142
    Notes and interest payable  . . . . . . . . . . . . . . .                          (2,510)                  (11,142)
    Other liabilities   . . . . . . . . . . . . . . . . . . .                            (110)                     (152)
                                                                                 ------------               -----------
         Cash paid  . . . . . . . . . . . . . . . . . . . . .                    $      1,763               $       231
                                                                                 ============               ===========

Assets disposed of and liabilities released in connection
 with the sale of real estate
    Real estate   . . . . . . . . . . . . . . . . . . . . . .                    $      5,337               $       -
    Other assets  . . . . . . . . . . . . . . . . . . . . . .                             156                       -
    Notes and interest payable  . . . . . . . . . . . . . . .                          (5,362)                      -
    Other liabilities   . . . . . . . . . . . . . . . . . . .                            (147)                      -
    Loss on sale  . . . . . . . . . . . . . . . . . . . . . .                            (171)                      -
    Extraordinary gain  . . . . . . . . . . . . . . . . . . .                             253                       -
                                                                                 ------------               -----------
        Cash received   . . . . . . . . . . . . . . . . . . .                    $        66                $       -
                                                                                 ============               ===========


  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                             VINLAND PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine month period ended August 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 1996. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Trust's Annual Report on Form 10-K for the fiscal year ended November 30, 1995.
Certain 1995 balances have been reclassified to conform to the 1996 presentation.

Earnings per share have been computed based on the weighted average number of shares of beneficial interest outstanding for the three and nine month periods ended August 31, 1996 and 1995. Effective December 1, 1995, the Trust's Board of Trustees (the "Board") approved a one-for-five reverse share split of all the Trust's shares of beneficial interest on the basis of one new share (a "Post-Split Share") for each five shares then outstanding (each an "Old Share"). All 1995 share and per share data have been restated to give effect to the reverse share split.

NOTE 2. INVESTMENTS IN PARTNERSHIPS

Investments in partnerships, accounted for under the equity method, include the Trust's investments in a partnership and a limited liability company ("LLC"), as described below, and have been included in "Other assets" in the accompanying August 31, 1996, Consolidated Balance Sheet.

In December 1995, the Trust acquired an effective 57% interest in Larchmont Associates Limited Partnership for a cash investment of $418,000. The partnership owns Larchmont West Apartments, a 504-unit complex in Toledo, Ohio, which collateralizes nonrecourse mortgage debt of $5.5 million. The mortgage loan bears interest at 8.02% per annum, calls for monthly payments of interest and principal of $42,136, and matures in January 2006.

In consideration of a $400,000 cash capital contribution, in June 1996, the Trust acquired a 20% nonmanaging member interest in Kearny Wrap LLC, which owns a $25.1 million wraparound mortgage loan secured by a 1,000,000 square foot distribution facility net leased to the United States Postal Service located in Kearny, New Jersey. The note bears interest at 6% per annum and matures in 2013. The $22.7 million underlying first mortgage loan bears interest at 6% per annum and matures in 1998.

NOTE 3.  REAL ESTATE AND DEPRECIATION

In September 1995, the Trust ceased payments on the mortgage debt secured by the Villas at Central Park Apartments, a 288-unit complex located in Orlando, Florida , as the Trust determined that further investment in the property could not be justified without substantial modification of the debt, consisting of a $2.4 million first lien and a $3.0 million second lien. In January 1996, the property was sold to a third party for $5.3 million. Pursuant to the sale contract, the second lien holder agreed to discount the mortgage debt assumed by the purchaser. In connection with the sale, the Trust recorded an extraordinary gain of $253,000 due to the debt forgiveness and a loss on the sale of $171,000 equal to the amount by which the carrying value plus the costs to sell the property exceeded the sales price.

                             VINLAND PROPERTY TRUST
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 3.  REAL ESTATE AND DEPRECIATION (Continued)

In August 1995, the Trust agreed to a settlement of a $2.0 million mortgage note receivable with the borrower. Under the terms of the agreement, the Trust paid $175,000 to the borrower ($75,000 in August 1995 and $100,000 in February
1996) and obtained title to the collateral property, Polynesia Village Apartments, a 448-unit complex located in Tacoma, Washington, which is subject to $5.8 million senior underlying debt. In exchange, the Trust released the borrower from any further obligation under the non-recourse mortgage note.

On April 1, 1996, the Trust purchased of Holly House Apartments, a 57-unit complex located in North Miami, Florida, for cash of $1.5 million from the Trust's general working capital, including closing costs and an acquisition fee of $14,500 to Tarragon Realty Advisors, Inc. ("Tarragon"), the Trust's advisor.

On May 1, 1996, the Trust purchased Mission Trace Apartments, a 96-unit property in Tallahassee, Florida. The $2.8 million purchase price was financed with $2.5 million in mortgage debt provided by the seller, and the remainder was paid in cash from the Trust's general working capital. The $2.2 million first lien mortgage loan and the $290,000 second lien mortgage loan bear interest at initial rates of 8.25% and 8.5%, respectively, which are to be adjusted every two years during the loan terms. The loans are payable in monthly installments of principal and interest which initially total $30,825 and mature in May 2006. In connection with this acquisition, the Trust paid an acquisition fee of $28,900 to Tarragon.

NOTE 4.  MANAGEMENT FEES TO AFFILIATE

Beginning April 1, 1996, Tarragon Management, Inc. ("TMI"), a wholly-owned subsidiary of Tarragon, assumed the property-level management of certain of the Trust's multifamily properties. The Trust pays TMI a property management fee equal to 4.5% of gross monthly rentals collected for the properties it manages.

NOTE 5.  SHARE OPTIONS

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

During 1996, pursuant to its Share Option and Incentive Plan (the "Incentive Plan"), the Trust issued options to certain officers of the Trust and key employees of Tarragon covering 18,400 Post-Split Shares. These options are exercisable beginning one year after the date of grant, have an exercise price equal to the market price at the date of grant, and expire on December 31, 2000. All options awarded pursuant to the Incentive Plan are determined by the Option Committee, which is currently comprised of two Trustees, Messrs. William
S. Friedman and Michael E. Smith.

                             VINLAND PROPERTY TRUST
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6.  SHARE REPURCHASES

Following the December 1, 1995, one-for-five reverse share split, the Trust offered to purchase all shares of beneficial interest, no par value, of each shareholder holding 99 or fewer Post-Split Shares (or less than 500 Old Shares) either of record or beneficially on December 1, 1995. Under such offer (the "Odd-Lot Offer"), the Trust agreed to purchase all Post-Split Shares duly tendered prior to February 29, 1996, at a price equal to the next closing price of the Post-Split Shares on the day the Trust received the tendered shares. Additionally, in December 1995, the Board authorized the Trust to repurchase up to 139,200 Post-Split Shares in open market and negotiated transactions.

During the first nine months of fiscal 1996, the Trust repurchased 45,173 Post-Split Shares, which included 43,696 shares related to the Odd-Lot Offer, 323 shares representing fractional shares related to the December 1995 reverse share split, and 1,154 shares in open market transactions, at a total cost of $225,000.

NOTE 7.  INCOME TAXES

No provision has been made for federal income taxes because the Trust's management believes the Trust has qualified as a Real Estate Investment Trust, as defined in Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and expects that it will continue to do so.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

The Trust is a party to various claims and routine litigation arising in the ordinary course of business. Management of the Trust does not believe that the results of these claims and litigation, individually or in the aggregate, will have a material adverse effect on its business or financial position.





                     [This space intentionally left blank.]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Vinland Property Trust (the "Trust") was organized on July 18, 1973, to invest in real estate through acquisitions, leases, and partnerships and, to a lesser extent, in mortgage loans on real estate. The Trust commenced operations on April 2, 1974.

The Trust's real estate at August 31, 1996, consisted of fourteen properties, including eleven apartment complexes, one shopping center, one combination office building and shopping center, and one farm and luxury residence. All of the Trust's real estate, except for Phoenix Apartments, Holly House Apartments, and the farm and luxury residence, is pledged to secure first mortgage notes payable.

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

Liquidity and Capital Resources

Cash and cash equivalents totaled $443,000 at August 31, 1996, as compared to $2.8 million at November 30, 1995. The Trust's principal sources of cash have been property operations, mortgage receivable collections, and proceeds from borrowings. Management believes that cash on hand along with funds provided by property operations and anticipated external sources, such as property sales and refinancings, is sufficient to fund any needed property maintenance and capital improvements as well as meet the Trust's debt service obligations.

    Operating Activities

Net cash flow from property operations (rentals collected less payments for property operations) increased $744,000 for the nine months ended August 31, 1996, as compared to the nine months ended August 31, 1995. This improvement resulted primarily from the addition of seven properties, including Riverside Apartments which had been leased since August 1994, to the Trust's multifamily portfolio during 1995 and 1996. The Trust's interest payments increased $386,000 for the same period due to the mortgage debt obtained or assumed in connection with certain of these acquisitions.

Funds from operations ("FFO") increased 64% from $596,000 for the nine months ended August 31, 1995, to $979,000 for the nine months ended August 31, 1996. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT") in February 1995, equals net income (loss), computed in accordance with generally accepted accounting principles, excluding gains (losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO for unconsolidated partnerships and joint ventures is calculated in the same manner. Amortization of deferred financing expenses and prepaid leasing commissions is not added to net income

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

    Operating Activities (Continued)

(loss) in the Trust's calculation of FFO. This treatment is consistent with the Trust's historical calculation of FFO. FFO does not represent cash flow from operating activities and should not be considered as an alternative to net income as an indicator of the Trust's operating performance or to cash flow as a measure of liquidity or the ability to pay dividends.

    Investing Activities

During the second quarter of fiscal 1996, the Trust purchased two real estate properties comprising 153 apartment units for an aggregate purchase price of $4.3 million, the cash portion of which was $1.8 million.

The Trust paid $540,000 for capital improvements to its properties during the first nine months of fiscal 1996 as compared to $382,000 during the first nine months of fiscal 1995 and anticipates an additional $400,000 will be incurred during the remainder of 1996.

Collections of notes receivable decreased from $180,000 for the nine months ended August 31, 1995, to $3,000 for the nine months ended August 31, 1996. Two of the Trust's mortgage loans were paid in full during the second quarter of 1995. The Trust expects note receivable collections to continue to decline as existing mortgage loans are paid off and does not anticipate funding additional loans in the future except in connection with and to facilitate the sale of real estate.

During fiscal 1995, the Trust acquired an effective 57% interest in Larchmont Associates Limited Partnership and a 20% interest in Kearny Wrap LLC, both accounted for using the equity method, for a total cash investment of $818,000.

    Financing Activities

The Board of Trustees (the "Board") approved a one-for-five reverse share split of all of the Trust's shares of beneficial interest which was effective at the close of business on December 1, 1995, on the basis of one new share (a "Post-Split Share") for each five shares then outstanding (each an "Old Share").

Following the one-for-five reverse share split, on December 1, 1995, the Trust offered to purchase all shares of beneficial interest, no par value, of each shareholder holding 99 or fewer Post-Split Shares (or less than 500 Old Shares) either of record or beneficially on December 1, 1995. Under such offer (the "Odd-Lot Offer"), the Trust agreed to purchase all Post-Split Shares duly tendered prior to February 29, 1996, at a price equal to the next closing price of the Post-Split Shares on the day the Trust received the tendered shares. Additionally, in December 1995, the Board authorized the Trust to repurchase up to 139,200 Post-Split Shares in open market and negotiated transactions.

During the first nine months of fiscal 1996, the Trust repurchased 45,173 shares, including 43,696 shares related to the Odd-Lot Offer, 323 shares representing fractional shares related to the December 1995 reverse share split, and 1,154 shares representing purchases in open market transactions, at a total cost of $225,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

For the three and nine months ended August 31, 1996, the Trust reported a net loss of $50,000 and net income of $310,000, respectively, as compared with net income of $68,000 and $91,000, respectively, for the corresponding periods in 1995. The underlying components of the Trust's results of operations are discussed in the following paragraphs.

Net rental income (rental revenue less property operating expenses) increased from $589,000 and $1.8 million for the three and nine month periods ended August 31, 1995, to $825,000 and $2.7 million for the three and nine month periods ended August 31, 1996. Increases of $244,000 and $872,000 are attributable to the operations of the properties added to the Trust's multifamily portfolio during 1995 and 1996, while decreases of $19,000 and $275,000 resulted from the sale of Villas at Central Park in January 1996. Properties held in both 1995 and 1996 reported overall increases of $11,000 and $332,000. Higher rental rates at certain properties and a reduction in leasing expenses contributed to this improvement. Occupancy levels for these properties increased slightly in 1996 as compared to 1995.

Interest expense increased from $362,000 and $948,000, respectively, for the three and nine month periods ended August 31, 1995, to $512,000 and $1.5 million for the corresponding periods in 1996. Of these increases, $156,000 and $495,000 resulted from interest expense associated with loans obtained or assumed in connection with the 1995 and 1996 property acquisitions. Properties held in both years reported overall increases of $110,000 and $361,000 mainly due to the refinancing of the mortgage debt secured by Southern Elms Apartments and Aspentree Apartments during 1995, which increased mortgage debt by a total of $3.9 million. These increases were partially offset by decreases of $116,000 and $352,000 due to the sale of the Villas at Central Park.

Advisory fees to Tarragon Realty Advisors, Inc., ("Tarragon") were $42,000 and $187,000, respectively, for the three and nine month periods ended August 31, 1996, as compared to $41,000 and $102,000 for the three and nine month periods ended August 31, 1995. Since March 1, 1994, Tarragon has provided advisory services to the Trust under an advisory agreement approved by the Board. Under the current advisory agreement, the Trust pays an incentive advisory fee equal to 16% per annum of adjusted funds from operations, as defined in the advisory agreement. Under the initial advisory agreement, through the first fiscal quarter of 1995, the Trust also paid an annual base advisory fee of $50,000. The increase in advisory fees for the nine month period ended August 31, 1996, as compared to the corresponding period in 1995 is primarily due to the increase in FFO, as described in "Liquidity and Capital Resources - Operating Activities". This is slightly offset by a $12,500 decrease due to the elimination of the annual base advisory fee beginning with the second fiscal quarter of 1995. William S. Friedman, President, Chief Executive Officer, and Trustee of the Trust, serves as a Director and Chief Executive Officer of Tarragon. Tarragon is owned by Lucy N. Friedman, Mr. Friedman's wife, and Mr. Friedman. The Friedman family owns approximately 27% of the outstanding shares of the Trust. A majority of the officers of the Trust are also officers of Tarragon.

General and administrative expenses increased from $98,000 and $256,000 for the three and nine month periods ended August 31, 1995, to $117,000 and $342,000 for the three and nine month periods ended August 31, 1996. These increases are primarily due to legal fees and share transfer fees associated with the December 1995 one-for-five reverse share split and the Odd-Lot Offer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

The Trust recorded a provision for loss credit of $190,000 in August 1995 as a result of the following events. A reversal of an allowance for estimated losses of $1.0 million recorded in previous years against the Trust's note receivable secured by a second lien mortgage on the Polynesia Village Apartments and a $1.4 million provision for loss due to permanent impairment of Villas at Central Park were recorded in August 1995. Also, the Trust determined that the remaining $802,000 balance of the allowance for estimated losses was no longer required against the Trust's mortgage note receivable portfolio, while a $241,000 allowance for estimated losses was necessary against the carrying value of one of its properties held for sale. As such, the Trust recorded a reversal of $561,000 in August 1995.

During the first nine months of fiscal 1996, the Trust recorded a loss on the sale of real estate of $171,000 and an extraordinary gain of $253,000 both related to the sale of Villas at Central Park Apartments in January 1996.

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



















                     [This space intentionally left blank.]

                          PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

In September 1996, John A. Doyle resigned as Chief Financial Officer and Trustee of the Trust. At its September 1996 meeting, the Board of Trustees ratified the appointments of Robert C. Irvine as Chief Financial Officer and Erin D. Davis as Vice President and Chief Accounting Officer of the Trust.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    Exhibit 27.0 - Financial Data Schedule.

(b) Reports on Form 8-K.

The following current reports on Form 8-K were filed during the period covered by this report or with respect to events which occurred during the period covered by this report:

           Date of Event       Date Filed          Items Reported
           -------------       ----------          --------------
           May 1, 1996         July 15, 1996       2.  Acquisition or Disposition of Assets
                                                   7.  Financial Statements and Exhibits


















                     [This space intentionally left blank.]

                                 SIGNATURE PAGE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        VINLAND PROPERTY TRUST





Date:     October 15, 1996                   By:/s/ William S. Friedman
     ------------------------                   ------------------------------
                                                William S. Friedman
                                                President, Chief Executive
                                                Officer, and Trustee



Date:     October 15, 1996                   By:/s/ Robert C. Irvine
     ------------------------                   ------------------------------
                                                Robert C. Irvine
                                                Chief Financial Officer




Date:     October 15, 1996                   By:/s/ Erin D. Davis
     ------------------------                   ------------------------------
                                                Erin D. Davis
                                                Vice President and
                                                Chief Accounting Officer

                             VINLAND PROPERTY TRUST
                               INDEX TO EXHIBITS



EXHIBIT 27.0                                      Financial Data Schedule