Form 10-K
period 1996-11-30
VINLAND PROPERTY TRUST
filed 1997-02-28
CIK 23593

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K


(mark one)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1996
                                            ----------------

                                     OR


[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           FOR THE TRANSITION PERIOD FROM ....... TO ..........

                  COMMISSION FILE NUMBER   0-8003
                                           ------

                           VINLAND PROPERTY TRUST
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


           CALIFORNIA                                     94-2432628
   --------------------------------                   -------------------
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                     Identification No.)

   3100 MONTICELLO, SUITE 200, DALLAS, TX                     75205
   ----------------------------------------                ----------
   (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code   (214) 599-2200
                                                    ----------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 4, 1997, the Registrant had 1,343,359 shares of beneficial interest outstanding. Of the total shares outstanding, 971,756 were held by other than those who may be deemed to be affiliated, for an aggregate value of $7,774,048 based on the last trade as reported by the National Association of Securities Dealers Automated Quotations System on February 4, 1997. The basis of this calculation does not constitute a determination by the Registrant that all of such persons or entities are affiliates of the Registrant as defined in rule 405 of the Securities Act of 1933, as amended.
                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE
                                       1

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K


                                     PART I


                                                                      Page
                                                                      ----
      Item 1.  Business .............................................  3

      Item 2.  Properties ...........................................  5

      Item 3.  Legal Proceedings ....................................  8

      Item 4.  Submission of Matters to a Vote of Security Holders ..  8

                                    PART II

      Item 5.  Market for Registrant's Shares of Beneficial
                  Interest and Related Shareholder Matters ..........  9

      Item 6.  Selected Financial Data .............................. 11

      Item 7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ............... 13

      Item 8.  Financial Statements and Supplementary Data .......... 19

      Item 9.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosures .............. 44


                                    PART III

      Item 10. Trustees, Executive Officers, and Advisor of the
                 Registrant ........................................  44

      Item 11. Executive Compensation ..............................  55

      Item 12. Security Ownership of Certain Beneficial Owners and
                 Management.......................................... 56

      Item 13. Certain Relationships and Related Transactions........ 58

                                    PART IV

      Item 14. Exhibits, Financial Statement Schedules, and
                 Reports on Form 8-K ................................ 61

      Signature Page ................................................ 64

                                     PART I



ITEM 1.  BUSINESS

General

Vinland Property Trust (the "Trust") is a California business trust which was established July 18, 1973, by a Declaration of Trust, as amended, (the "Declaration of Trust") and commenced operations April 2, 1974. The Trust has elected to be treated as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, (the "Code") and in the opinion of the Trust's management has qualified for federal taxation as such for each fiscal year subsequent to November 30, 1974.

The Trust's principal offices are located at 3100 Monticello, Suite 200, Dallas, Texas 75205. The telephone number is (214) 599-2200 and fax number is
(214) 599-2220. In the opinion of the Trust's management, the Trust's offices are adequate for its present operations.

Business Description and Investment Objectives

The Trust was established to provide investors with a professionally managed, diversified portfolio of real estate investments selected to produce current income and opportunities for capital appreciation. The Trust's primary business and only industry segment is investing in income-producing real estate. At November 30, 1996, the Trust's real estate portfolio, concentrated in Texas, Oklahoma, and Florida, consisted of ten multifamily properties, a shopping center, a combination office building and shopping center, and a farm and luxury residence.

The Trust's principal objectives are to increase funds from operations and maximize the value of its existing real estate portfolio through aggressive management and a policy of consistent capital improvements. The Trust intends to use the proceeds from property sales and mortgage refinancings to expand its portfolio through opportunistic purchases of income-producing properties, predominantly in markets where the Trust presently operates. Future investments will be focused on older, mismanaged, or under-performing properties, both multifamily and commercial, and will be selected based on initial rates of return and the potential for improvement through revenue-enhancing capital improvements and proper management. Investments may take the form of joint ventures, mortgage participations, and partnership interests as well as outright purchases.

Management of the Trust

The Trust's Board of Trustees (the "Board"), elected annually by the shareholders of the Trust or appointed by the incumbent Board until the next annual meeting of shareholders, manages the affairs of the Trust. There are currently four members on the Board, three of whom are unaffiliated with the Trust. The day-to-day operations of the Trust and the implementation of Trust policies, as defined by the Board, are managed by Tarragon Realty Advisors, Inc., ("Tarragon" or the "Advisor") which operates under the supervision of the Board pursuant to a written advisory agreement approved by shareholders. Tarragon's duties include, among other things, locating, investigating, evaluating, and recommending real estate investment and sale opportunities and financing and refinancing sources for the Trust. The Advisor also serves as a consultant in connection with the business plan and investment policy decisions made by the Board.

Tarragon has provided advisory services to the Trust since March 1, 1994. At the annual meeting of shareholders held on November 20, 1995, the shareholders approved the renewal of the advisory agreement dated April 1, 1995, between the Trust and Tarragon. William S. Friedman, President, Chief Executive Officer, and Trustee of the Trust, serves as a Director and Chief Executive Officer of Tarragon. Tarragon is owned by Mr. Friedman and Lucy N. Friedman, his wife. The Friedman family owns approximately 27% of the outstanding shares of the Trust. The officers of the Trust are also officers of Tarragon.

The Trust has no employees. Employees of Tarragon provide executive and administrative services to the Trust.

Property Management

Tarragon and its wholly-owned subsidiary, Tarragon Management, Inc. ("TMI"), provide property management services to the Trust's properties for a fee of 4.5% of the monthly gross rents collected. Until April 1996, Tarragon subcontracted with other entities for the provision of the property-level management services. TMI currently provides such services to the Trust's multifamily properties, while the property-level management services are provided by subcontractors for the Trust's commercial properties.

Competition

The Trust's plan of operation is to continue to improve the quality of its properties through consistent capital improvements and, to the extent surplus funds and attractive investments are available, to acquire additional multifamily and commercial properties, primarily in locations where the Trust presently operates. Management believes that ownership of the type of properties in which the Trust invests is highly fragmented among individuals, partnerships, public and private corporations, and other real estate investment trusts and that no particularly dominant entities exist in the market for such properties. The Trust competes with numerous entities engaged in real estate activities, many of which may have greater financial resources than the Trust. However, the Trust has not experienced material competition for acquisitions in the areas in which it invests.

Management believes that success in real estate investment is primarily dependent upon general market conditions determined by such factors as job formation and income growth; geographic location; and the performance of asset and property managers in marketing, collections, tenant services, capital improvements, control of operating expenses, and the maintenance and appearance of the property more than on the activities of the competitors. Additional competitive factors with respect to commercial properties are the ease of access to the property, the adequacy of related facilities, such as parking, and sensitivity in setting rental rates. With respect to multifamily properties, management believes that there is and will continue to be a strong demand for well maintained, affordable housing in the markets in which it operates. However, since the success of any real estate investment is impacted by other factors outside the control of the Trust, including general demand for apartment housing, interest rates, operating costs, and the ability to attract and retain qualified property managers, there can be no assurances that the Trust will be successful.

Tarragon also serves as the advisor to National Income Realty Trust ("NIRT"). All of the officers of the Trust are also officers of NIRT. Tarragon and the Trust officers owe fiduciary duties to NIRT as well as to the Trust. In determining to which entity a particular investment opportunity will be allocated, Tarragon and the Trust officers consider the respective investment objectives of each entity and the appropriateness of a particular investment in light of each entity's existing real estate portfolio. To the extent that any particular investment opportunity is appropriate for both entities, such investment opportunity will be allocated to the entity which has had uninvested funds for the longer period of time or, if appropriate, the investment may be shared between both entities. Tarragon periodically informs the Board of real estate investments made by any of its affiliates, and the Board periodically reviews the performance of such investments.

Certain Factors Associated with Real Estate and Related Investments

The Trust is subject to the risks associated with the ownership, operation, and financing of real estate. These risks include, but are not limited to, liability for environmental hazards; changes in general or local economic conditions; changes in interest rates and availability of permanent mortgage financing which may render the acquisition, sale, or refinancing of a property difficult or unattractive and which may make debt service burdensome; changes in real estate and zoning laws; changes in income taxes or real estate taxes and federal or local economic or rent controls; floods, earthquakes, and other acts of God; and other factors beyond the control of the Trust or Tarragon.
The illiquidity of real estate investments generally may impair the ability of the Trust to respond promptly to changing circumstances. The Trust's management believes that some of these risks are compounded by the concentration of the Trust's properties in Texas, Oklahoma, and Florida, and the Trust's intention to acquire older, mismanaged, or under-performing properties.

ITEM 2.  PROPERTIES

Details of the Trust's real estate portfolio at November 30, 1996, are set forth in Schedule III to the Consolidated Financial Statements and NOTE 3. "REAL ESTATE AND DEPRECIATION" of the Notes to the Consolidated Financial Statements, both included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." The discussion set forth below provides summary information regarding the portfolio.

The Trust acquired two properties in 1996 and five properties in 1995 and sold two properties during 1996. At November 30, 1996, the Trust owned thirteen properties, consisting of ten apartment complexes with 1,189 units, one shopping center, one combination office building and shopping center, and a farm and luxury residence. The carrying values of four of the Trust's properties (including Aspentree Apartments, Riverside Apartments, Mission Trace Apartments, and One Turtle Creek) each exceed 10% of the Trust's total consolidated assets. All Trust properties, except three, are pledged separately to secure mortgage debt totaling $16.5 million at November 30, 1996.

To continue to qualify for federal taxation as a REIT under the Code, the Trust is required, among other things, to hold at least 75% of the value of its assets in real estate assets, government securities, and cash and cash equivalents at the close of each quarter of each taxable year. At November 30, 1996, 77% of the Trust's assets consisted of real estate held for investment, 3% consisted of mortgage loans secured by real estate and accrued interest thereon, 5% consisted of investments in and advances to partnerships which own real estate or mortgage loans secured by real estate, and 9% consisted of cash and cash equivalents. The remaining 6% of the Trust's assets consisted of restricted cash and other assets. The percentage of the Trust's assets invested in any one category at any particular time is subject to change, and no assurance can be given that the composition of the Trust's assets in the future will approximate the percentages stated above.

The following tables present certain information relating to the Trust's current real estate portfolio and mortgage loans secured by the Trust's real estate at November 30, 1996:

                           VINLAND PROPERTY TRUST
                             REAL ESTATE SUMMARY
                              NOVEMBER 30, 1996
                                 (unaudited)

                                                            Average Rent Per Sq. Ft.(a)    Economic Occupancy (b)
                                         Number              Years Ended November 30,       Years Ended November 30,
                                          of    Square       -------------------------     ------------------------
Property                 Location        Units   Feet        1996      1995      1994      1996      1995      1994
--------                 --------        -----   ----        ----      ----      ----      ----      ----      ----
PROPERTIES ACQUIRED PRIOR TO NOVEMBER 30, 1994:
Multifamily:
------------
Aspentree                Dallas, TX       296   212,864    $  7.39   $  7.02   $  6.69      96%       96%       95%
French Villa             Tulsa, OK        101   104,720       6.26      5.70      5.51      97%       91%       90%
Phoenix                  Tulsa, OK        254   208,726       4.63      4.03      3.83      91%       90%       93%
Southern Elms            Tulsa, OK         78    65,159       6.62      6.26      6.76      93%       88%       97%
                                          ---   -------    -------   -------   -------      --        --        --
  SUBTOTAL OR WEIGHTED AVERAGE (f)        729   591,469       6.13      5.65      5.48      94%       92%       94%
                                          ---   -------    -------   -------   -------      --        --        --
Commercial:
-----------
Briarwest Shop Ctr       Houston, TX       -     25,323      10.66     10.47      9.57      87%       92%       84%
One Turtle Creek         Dallas, TX        -    102,811      10.30     10.15      9.66      89%       90%       94%
                                        ----- ---------    -------   -------   -------      --        --        --
  SUBTOTAL OR WEIGHTED AVERAGE (f)         -    128,134      10.37     10.21      9.64      88%       91%       92%
                                        ----- ---------    -------   -------   -------      --        --        --

PROPERTIES ACQUIRED IN 1995:
Collegewood              Tallahassee, FL   60    30,000       6.93      7.36                89%       93%
Florida Towers           Tallahassee, FL   54    29,700       8.51      7.99                92%       90%
Jefferson Towers         Tallahassee, FL   48    24,000       7.21      7.31                91%       92%
Riverside                Austin, TX       145   110,868       8.76      8.20                92%       94%
                                        ----- ---------    -------   -------                --        --
  SUBTOTAL OR WEIGHTED AVERAGE (f)        307   194,568       8.25      7.93                91%       93%
                                        ----- ---------    -------   -------   -------      --        --        --

PROPERTIES ACQUIRED IN 1996:
Holly House              North Miami, FL   57    45,417       6.75                          84%
Mission Trace            Tallahassee, FL   96   104,400       4.58                          71%
                                        ----- ---------    -------                          --
  SUBTOTAL OR WEIGHTED AVERAGE (f)        153   149,817       5.24                          75%
                                        ----- ---------    -------   -------   -------      --        --        --


GRAND TOTAL OR WEIGHTED AVERAGE (f)     1,189 1,063,988    $  6.90   $  6.77   $  6.22      90%       92%       93%
                                        ===== =========    =======   =======   =======      ==        ==        ==


                                                    Gross Potential
                                                       Rent (d)        Current
                                      Physical         Per Sq. Ft.      Market
                                      Occupancy        Year Ended      Rent Per
Property                 Location   Nov. 30, 1996(c)  Nov. 30, 1996   Sq. Foot(e)
--------                 --------   ----------------  -------------   -----------
PROPERTIES ACQUIRED PRIOR TO NOVEMBER 30, 1994:
Multifamily:
------------
Aspentree                Dallas, TX        97%          $  7.81         $  8.33
French Villa             Tulsa, OK         94%             6.55            6.72
Phoenix                  Tulsa, OK         93%             5.33            5.50
Southern Elms            Tulsa, OK         92%             7.20            7.52
                                           --           -------         -------
  SUBTOTAL OR WEIGHTED AVERAGE (f)         95%             6.64            6.96
                                           --           -------         -------

Commercial:
-----------
Briarwest Shop Ctr       Houston, TX       86%            12.91           15.05
One Turtle Creek         Dallas, TX        85%            11.70           15.50
                                           --           -------         -------
  SUBTOTAL OR WEIGHTED AVERAGE (f)         85%            11.94           15.28
                                           --           -------         -------

PROPERTIES ACQUIRED IN 1995:
Collegewood              Tallahassee, F    95%             8.60            9.00
Florida Towers           Tallahassee, F    94%             9.63           10.03
Jefferson Towers         Tallahassee, F    98%             8.53            9.00
Riverside                Austin, TX        91%             9.47            9.77
                                           --           -------         -------
  SUBTOTAL OR WEIGHTED AVERAGE (f)         93%             9.25            9.60
                                           --           -------         -------

PROPERTIES ACQUIRED IN 1996:
Holly House              North Miami, F    89%             8.25            8.25
Mission Trace            Tallahassee, F    79%             7.00            7.08
                                           --           -------         -------
  SUBTOTAL OR WEIGHTED AVERAGE (f)         82%             7.38            7.43
                                           --           -------         -------

GRAND TOTAL OR WEIGHTED AVERAGE (f)        91%          $  7.86         $  8.51
                                           ==           =======         =======

 (a) Amounts represent average rental revenue per square foot on an annual basis. Rental revenue is equal to gross potential rent after giving effect to all rental losses including bad debts, vacancies, and discounts and concessions. Gross potential rent equals average lease rates on leased units and market rates on vacant units.
 (b) Computed as follows: [(Annual gross potential rent less annual vacancy losses) divided by annual gross potential rent].
 (c) Represents actual physical occupancy as of the end of the last week of the fiscal year ended November 30, 1996.
 (d) Represents annualized gross potential rent for all months owned during the period divided by square footage.
 (e) Represents annualized market rate per square foot at November 30, 1996, based upon scheduled rents at such time.
 (f) The weighted average rent per square foot and economic occupancy are based on the square footage in each property.

The Trust also owns Cochonour Horse Farm, a 188 acre horse farm with a 5,000 square foot luxury residential home in Carrollton, Missouri.

Management believes that its properties are adequately covered by liability and casualty insurance, consistent with industry standards.

                             VINLAND PROPERTY TRUST
                   MORTGAGE LOANS SECURED BY OWNED PROPERTIES
                               NOVEMBER 30, 1996
                             (dollars in thousands)
                                  (unaudited)



                                              Stated (A)             Balance
                      Original     Balance    Interest    Maturity    Due at
Name of Property       Amount   Nov 30, 1996    Rate       Date      Maturity
----------------       ------   ------------  ---------   --------   --------

Multifamily
-----------
 Aspentree .........  $ 3,966     $  3,927     8.33%      11/01/05   $ 3,390
 Collegewood .......      733          638    10.00%      06/01/97       638
 Florida Towers ....    1,040          905    10.00%      06/01/97       905
 French Villa ......    1,970        1,922     8.53%      11/01/00     1,836
 Jefferson Towers ..      591          514    10.00%      06/01/97       514
 Mission Trace .....    2,220        2,147     8.25%      05/01/06        27
 Mission Trace .....      290          281     8.50%      05/01/06         4
 Riverside .........    2,885        2,826     8.50%      09/01/99     2,673
 Southern Elms .....    1,370        1,345     9.68%      02/01/02     1,242
                      -------     --------    -----                  -------
                       15,065       14,505     8.74% (B)              11,229
                      -------     --------    -----                  -------

Commercial
----------

 Briarwest .........      318           55     9.25%      11/01/97         -
 One Turtle Creek ..    2,000        1,890     9.00%      02/01/05     1,504
                      -------     --------    -----                  -------
                        2,318        1,945     9.01% (B)               1,504
                      -------     --------    -----                  -------
Total ..............  $17,383     $ 16,450     8.77% (B)             $12,733
                      =======     ========    =====                  =======

---------------

(A) For loans with variable interest rates, the rate in effect at November 30, 1996, is presented.
(B)  Represents weighted average interest rate at November 30, 1996.

In addition to real estate owned, the Trust holds an interest in Larchmont West Apartments ("Larchmont"), a 504-unit (333,383 square foot) complex located in Toledo, Ohio, through its effective 57% interest in Larchmont Associates Limited Partnership acquired in December 1995. Gross potential rent per square foot, average rent per square foot, and economic occupancy (all as defined in the Real Estate Summary on page 6) for the year ended November 30, 1996, for Larchmont were $5.42, $4.70, and 91%, respectively. Market rent per square foot and physical occupancy as of November 30, 1996, were $6.30 and 89%, respectively.

ITEM 3.  LEGAL PROCEEDINGS

The Trust is a party to various claims and routine litigation arising in the ordinary course of business. Management of the Trust does not believe that the results of these claims and litigation, individually or in the aggregate, will have a material adverse effect on its business or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders.










                     [This space intentionally left blank.]

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S SHARES OF BENEFICIAL INTEREST
         AND RELATED SHAREHOLDER MATTERS

The Board of Trustees (the "Board") of Vinland Property Trust (the "Trust") approved a one-for-five reverse share split of all of the Trust's shares of beneficial interest which was effective at the close of business on December 1, 1995, on the basis of one new share (a "Post-Split Share") for each five shares then outstanding (each an "Old Share"). Each Post-Split Share, like an Old Share, continued to have no par value, and it was not intended that any material differences exist between an Old Share and a Post-Split Share except that fewer Post-Split Shares were outstanding.

The Trust's Old Shares were traded in the over-the-counter market of the National Association of Securities Dealers Automated Quotation ("NASDAQ") System under the symbol "VIPTS." The Post-Split Shares continue to be traded in the over-the-counter market, and high and low bid quotations are reported by the NASDAQ Inter Dealer Quotation system. The Post-Split Shares have also been listed on The NASDAQ Small Cap Market under the symbol "VIPTS."

The following table sets forth the high and low bid quotations of the Post-Split Shares as reported by the NASDAQ System for the periods indicated which consist of the last two fiscal years and the quarter ending for which this report is filed, all after giving retroactive effect to the December 1995 reverse share split (over-the-counter market quotations reflect Inter Dealer prices, without retail mark up, mark down, or commissions, and may not necessarily represent actual transactions):


                                                  1996              1995
                                            ----------------  -------------------
                                             High      Low      High       Low
                                            ----------------  -------------------
     First quarter ended February 29        $ 6  1/2  $  5     $  5      $  4 3/8
     Second quarter ended May 31              6  1/2     5        5 5/8     5
     Third quarter ended August 31            7  7/8     5        5 5/8     5
     Fourth quarter ended November 30         7  1/2     7        5 5/8     5

As of February 4, 1997, the closing bid price of the Post-Split Shares on The NASDAQ Small Cap Market was $8 per share and such shares were held by approximately 3,013 holders of record and approximately 3,000 beneficial holders.

No Inter Dealer quotations were available for the Trust's shares of beneficial interest during the period from February 5, 1997, through February 28, 1997, due to requirements of the National Association of Securities Dealers applicable to a brokerage firm. The Trust is not involved in such matters and expects quotations for the Trust's shares of beneficial interest to be available again beginning March 3, 1997.

Distributions

No cash distributions were paid in 1995 or 1996.

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

Odd-Lot Offer

Following the one-for-five reverse share split, on December 1, 1995, the Trust offered to purchase all shares of its beneficial interest, no par value, of each shareholder holding 99 or fewer Post-Split Shares (or less than 500 Old Shares) either of record or beneficially on December 1, 1995. Under such offer (the "Odd-Lot Offer"), the Trust agreed to purchase all Post-Split Shares duly tendered prior to February 29, 1996, at a price equal to the next closing price of the Post-Split Shares on the day the Trust received the tendered shares. The Trust purchased 43,696 Post-Split Shares at a total cost of $220,000 pursuant to the Odd-Lot Offer.








                     [This space intentionally left blank.]

ITEM 6. SELECTED FINANCIAL DATA (Dollars in thousands, except per share data)


                                                                   For the Years Ended November 30,
                                        ------------------------------------------------------------------------------------------
                                           1996                1995               1994                1993                1992
                                        -----------         -----------        -----------         -----------         -----------
OPERATING DATA
  Income .......................        $     9,464         $     8,437        $     6,846         $     6,042         $     4,679
  Expense ......................              9,537               8,410              7,275               6,649               5,174
                                        -----------         -----------        -----------         -----------         -----------

  Income (loss) before net gain on
   sale of real estate and
   extraordinary gain .........                (73)                  27               (429)               (607)               (495)
  Net gain on sale of real
   estate .....................                 673                --                 --                  --                 1,875
                                        -----------         -----------        -----------         -----------         -----------
  Income (loss) from continuing
   operations .................                 600                  27               (429)               (607)              1,380
  Extraordinary gain ...........                253                --                 --                  --                  --
                                        -----------         -----------        -----------         -----------         -----------
  Net income (loss) ............        $       853         $        27        $      (429)        $      (607)        $     1,380
                                        ===========         ===========        ===========         ===========         ===========

  EARNINGS PER SHARE DATA (1)
  Income (loss) from continuing
   operations ..................        $       .44         $       .02        $      (.31)        $      (.51)        $      1.16
  Extraordinary gain ...........                .19                --                 --                  --                  --
                                        -----------         -----------        -----------         -----------         -----------
  Net income (loss) ............        $       .63         $       .02        $      (.31)        $      (.51)        $      1.16
                                        ===========         ===========        ===========         ===========         ===========

  Distributions ................        $      --           $      --          $      --           $      1.25         $      --

  Weighted average shares ......(2)       1,354,415           1,392,006          1,368,527           1,193,572           1,193,157


                                                                                  November 30,
                                        ------------------------------------------------------------------------------------------
                                           1996                1995               1994                1993                1992
                                        -----------         -----------        -----------         -----------         -----------
BALANCE SHEET DATA
  Real estate .................         $    22,489         $    31,927        $    20,362         $    20,438         $    19,931
  Notes and interest receivable                 734                 737              2,658               3,486               3,633
  Total assets ................              28,757              36,978             22,738              23,478              22,556
  Notes, debentures, and
    interest payable ..........              17,516              26,491             12,442              13,058              10,006
  Shareholders' equity ........               9,869               9,256              9,229               8,932              10,990

  Book value per share ........(1)      $      7.34         $      6.65        $      6.63         $      7.42         $      9.21


 (1) All share and per share data have been restated to give effect to the one-for-five reverse share split effective December 1, 1995.

 (2) Represents the weighted average shares of beneficial interest used in the computation of earnings per share.

         (Dollars in thousands, except per share data)




                                                         For the Years Ended November 30,
                                             -----------------------------------------------------
                                              1996      1995        1994        1993        1992
                                              ----      ----        ----        ----        ----
OTHER DATA

Net income (loss) .................         $ 853      $  27        $(429)     $ (607)      $1,380
   Net gain on sale of real
    estate ........................          (673)         -            -          -        (1,875)
   Extraordinary gain .............          (253)         -            -          -             -
   Depreciation ...................           914        991          898         841          660
   Provision for losses ...........            -        (190)           -          -             -
   Depreciation - equity
    affiliates ....................           108          -            -          -             -
                                            -----      -----        -----       -----       ------


FUNDS FROM OPERATIONS (1) .........         $ 949      $ 828        $ 469       $ 234       $  165
                                            =====      =====        =====       =====       =======


FUNDS FROM OPERATIONS
PER SHARE (2) .....................         $ .70      $ .59        $ .34       $ .20       $   .14
                                            =====      =====        =====       =====       =======

---------------

(1) Funds from operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), equals net income <loss> (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. The amortization of deferred financing costs and prepaid leasing commissions is not added back to net income <loss> in the Trust's calculation. This treatment is consistent with the Trust' historical calculation of FFO. FFO does not represent cash flow from operating activities and should not be considered as an alternative to net income as an indicator of the Trust's operating performance or to cash flow as a measure of liquidity or the ability to pay distributions.
(2) Per share data have been restated to give effect to the one-for five reverse share split effective December 1, 1995.







                     [This space intentionally left blank.]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes thereto.

Introduction

Vinland Property Trust (the "Trust") was organized on July 18, 1973, as a nationwide real estate investment trust ("REIT") to invest in multifamily and commercial properties. The Trust commenced operations on April 2, 1974.

At November 30, 1996, the Trust's real estate consisted of thirteen properties, including ten apartment complexes, one shopping center, one combination office building and shopping center, and one farm and luxury residence. All of the Trust's real estate, except three properties, is pledged to secure first mortgage notes payable.

The Trust's management continues to focus on the capital appreciation of the Trust's existing portfolio and the search for additional investments. Management's first priority is to invest surplus funds in needed improvements to the current real estate portfolio. The Trust intends to use additional funds generated from property operations, sales, and refinancings to make selective acquisitions, both multifamily and commercial, with a preference for properties in the same geographical regions of the United States in which the Trust currently operates.

Liquidity and Capital Resources

The Trust's principal sources of cash have been property operations, mortgage receivable collections, and refinancing proceeds. The Trust does not anticipate making additional mortgage loans except in connection with the sale of property. Therefore, as existing mortgage loans are paid off, this source of cash has declined and is expected to continue to decline. The Trust believes that cash on hand along with funds provided by property operations and anticipated external sources, such as property sales and refinancings, is sufficient to fund any needed property maintenance and capital improvements as well as meet the Trust's debt service obligations.

Cash and cash equivalents totaled $2.7 million at November 30, 1996, as compared with $2.8 million at November 30, 1995. The underlying components of the change in cash are discussed below.

  Operating Activities

The Trust's net cash flow from property operations (rentals collected less payments for property operations) continues to increase from $2.0 million in 1994 to $2.8 million in 1995 to $3.7 million in 1996. This improvement resulted primarily from the operations of 1995 and 1996 acquisitions. Along with the benefit derived from the operations of these acquired properties, the Trust incurred higher interest payments due to the associated mortgage debt secured by these properties. In October 1996, the Trust sold Polynesia Village Apartments ("Polynesia"), the operations of which accounted for increases in cash flow from property operations in 1995 and 1996 of $171,000 and $530,000, respectively. See NOTE 3. "REAL ESTATE AND DEPRECIATION" in the Notes to Consolidated Financial Statements for a discussion of the sale.

  Investing Activities

During 1996, the Trust purchased two multifamily properties with 153 units for an aggregate purchase price of $4.3 million, the cash portion of which was $1.9 million. The remainder of the purchase price was financed through purchase money mortgage debt on one of the properties.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

     Investing Activities (Continued)

During 1995, the Trust purchased three multifamily properties, consummated the tax-free exchange for Riverside Apartments ("Riverside") in Austin, Texas, and recorded the in-substance foreclosure of Polynesia. Under the terms of these three separate transactions, the portion of the acquisition price paid in cash totaled $258,000. The remainder of the acquisition price was satisfied through the assumption of first mortgage debt totaling $11.1 million and, in the case of Riverside, the conveyance of the exchanged property, Westover Valley Apartments in Fort Worth, Texas ("Westover").

During 1996, the Trust sold two multifamily properties for an aggregate gross sale price of $14.9 million. The Trust received net cash proceeds of $3.1 million in connection with these sales.

In December 1995, the Trust acquired a 20% general partner interest and an effective 37% limited partner interest in Larchmont Associates Limited Partnership and an effective 25% nonmanaging member interest in Kearny Wrap LLC, both accounted for using the equity method, for cash investments of $418,000 and $395,000, respectively.

During the fourth fiscal quarter of 1996, the Trust advanced $572,000 to 18607 Ventura Associates, Ltd. The interest-bearing advances were converted to a 60% interest in the partnership in December 1996.

Collections of notes receivable decreased from $642,000 during fiscal 1994 to $181,000 in fiscal 1995, primarily due to the Cochonour note receivable ("Cochonour"), which was paid off in 1995. In relation to this note, the Trust collected $386,000 and $110,000 during fiscal 1994 and 1995, respectively. Also, one of the Trust's other mortgage loans in the amount of $200,000 was paid in full in the third quarter of 1994. Collections of notes receivable decreased further during fiscal 1996 to $3,000. Subsequent to year end, in December 1996, the Trust received $600,000 as payment in full of the Swiss Village note receivable which had matured in November 1996.

The Trust expects note receivable collections to continue to decline as existing mortgage loans are paid off and does not anticipate funding additional loans in the future, except in connection with property sales. However, during 1995 and pursuant to the restructured terms of the mortgage loan secured by a second lien on Polynesia, the Trust funded an additional $196,000 to the borrower for renovations the Trust supervised. In August 1995, the Trust and the borrower agreed to a settlement of litigation involving the mortgage loan whereby the Trust gained control of the property and as a result recorded an in-substance foreclosure, as noted above.

The Trust invested $822,000 in property capital improvements during fiscal 1996. This is compared to $534,000 of improvements during fiscal 1995 and $975,000 of improvements during fiscal 1994, including $500,000 related to the exchange of Westover for Riverside. The Trust anticipates approximately $1.0 million of property improvements will be made during fiscal 1997 to properties currently owned.

In addition to capital improvements noted above, payments for property operations in 1996, 1995, and 1994 include property replacements of $450,000, $552,000, and $368,000, respectively. Property replacements include, but are not limited to, such items as carpet, appliance, plumbing, and heating, ventilation, and air conditioning replacements; exterior painting; and parking lot improvements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

     Financing Activities

During fiscal 1995, the Trust obtained first mortgage financing totaling $5.3 million on two Trust properties, receiving net cash proceeds of $3.6 million after the payoff of $1.4 million in existing debt. The balance of the refinancing proceeds was used to fund escrows and pay the associated loan closing costs. Additionally, the Trust made other mortgage principal payments totaling $901,000 during fiscal 1995. During fiscal 1996, the Trust made mortgage principal payments totaling $371,000.

Mortgage principal payments totaling $2.5 million are due in fiscal 1997, and it is the Trust's intention to make the payments when due through long term refinancing. However, while management is confident of its ability to acquire financing as needed, there is no assurance that the Trust will continue to be successful in its efforts in this regard.

The Board of Trustees (the "Board") approved a one-for-five reverse share split of all of the Trust's shares of beneficial interest which was effective at the close of business on December 1, 1995, on the basis of one new share (a "Post-Split Share") for each five shares then outstanding (each an "Old Share").

Following the one-for-five reverse share split, on December 1, 1995, the Trust offered to purchase all shares of beneficial interest, no par value, of each shareholder holding 99 or fewer Post-Split Share (or less than 500 Old Shares) either of record or beneficially on December 1, 1995. Under such offer (the "Odd-Lot Offer"), the Trust agreed to purchase all Post-Split Shares duly tendered prior to February 29, 1996, at a price equal to the next closing price of the Post-Split Shares on the day the Trust received the tendered shares. Additionally, in December 1995, the Board authorized the Trust to repurchase up to 139,200 Post-Split Shares in open market and negotiated transactions.

During fiscal 1996, the Trust repurchased 47,430 shares, including 43,696 shares related to the Odd-Lot Offer, 323 shares representing fractional shares related to the December 1995 reverse share split, and 3,411 shares representing purchases in open market transactions, at a total cost of $240,000 or an average of $5.06 per share.

In October 1993, the Trust issued share purchase rights to shareholders owning 400 or more Old Shares. Four share purchase rights entitled the holder to purchase one additional Old Share at a price of $0.73 until January 13, 1994. Holders of fewer than 400 Old Shares received a $0.01 per Old Share cash payment in lieu of share purchase rights. During fiscal 1994, the Trust received $279,000 in cash and new equity from the exercise of the share purchase rights, which resulted in the issuance of 76,267 Post-Split Shares.

Also in October 1993, the Trust paid to shareholders a taxable distribution of $1.25 per Post-Split Share, totaling $1.5 million, in the form of either the Trust's 9% Series A Convertible Subordinated Debentures ("Debentures") or
Uncertificated Convertible Subordinated Obligations ("Obligations").   The
Debentures and Obligations were convertible until January 1994 at a price of $0.80 per Old Share. During fiscal 1994, the Trust received $447,000 in new equity from the conversion of Debentures and Obligations, which resulted in the issuance of 112,216 Post-Split Shares. On December 30, 1994, the Trust redeemed all the outstanding Obligations. See NOTE 6. "NOTES, DEBENTURES, AND INTEREST PAYABLE" in the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

1996 COMPARED TO 1995. The Trust reported net income for fiscal 1996 of $853,000 as compared to a net income of $27,000 for fiscal 1995. The primary reason for this improvement was the $844,000 gain on sale of Polynesia in October 1996. Other underlying components of this improvement in operating results are discussed in the following paragraphs.

Net rental income (rental revenue less property operating expenses) increased from $2.6 million in fiscal 1995 to $3.3 million in fiscal 1996. An increase of $729,000 is attributable to the operations of the properties added to the Trust's multifamily portfolio during 1995 and 1996, while a decrease of $334,000 resulted from the sale of Villas at Central Park Apartments in 1996. $494,000 of the 1996 increase in net rental income was attributable to Polynesia which was sold in October 1996. Properties held in both 1995 and 1996 reported an overall increase of $275,000. Higher rental rates at certain properties and a reduction in leasing expenses contributed to this improvement. Overall occupancy levels for multifamily properties held in both years increased slightly, while those for commercial properties held in both years fell slightly.

Interest expense increased from $1.4 million in fiscal 1995 to $1.9 million in fiscal 1996. Of this increase, $498,000 resulted from interest expense associated with loans obtained or assumed in connection with the 1995 and 1996 property acquisitions. Properties held in both years reported an overall increase of $381,000 mainly due to the refinancing of the mortgage debt secured by Southern Elms Apartments and Aspentree Apartments during 1995, which increased mortgage debt by a total of $3.9 million. Theses increases were partially offset by a decrease of $391,000 due to the sale of the Villas at Central Park Apartments in 1996.

Advisory fees to Tarragon Realty Advisors, Inc., ("Tarragon") totaled $146,000 in fiscal 1995 and $181,000 in fiscal 1996. Since March 1, 1994, Tarragon has provided advisory services to the Trust pursuant to an advisory agreement. William S. Friedman, President, Chief Executive Officer, and Trustee of the Trust, serves as a Director and Chief Executive Officer of Tarragon. Tarragon is owned by Mr. Friedman and Lucy N. Friedman, his wife. The Friedman family owns approximately 27% of the outstanding shares of the Trust. The officers of the Trust are also officers of Tarragon. Under the current advisory agreement with Tarragon, effective since April 1, 1995, the Trust pays an incentive advisory fee equal to 16% per annum of adjusted funds from operations, as defined in the advisory agreement. Prior to April 1, 1995, the Trust also paid an annual base advisory fee of $50,000. For a more detailed discussion of advisory and other fees and services, see ITEM 10. "TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT - The Advisor."

General and administrative expenses increased from $356,000 in fiscal 1995 to $466,000 in fiscal 1996, primarily due to increases in advisor expense reimbursements and professional fees related to administration of the one-for-five reverse share split in December 1995 and the Odd-Lot Offer in the first quarter of 1996.

The Trust recorded a provision for loss credit of $190,000 in August 1995 as a result of a reversal of an allowance for estimated losses of $1.0 million recorded in previous years against the Trust's note receivable secured by a second lien mortgage on Polynesia and a $1.4 million provision for loss due to permanent impairment of Villas at Central Park Apartments recorded in August 1995. Also, the Trust determined that the remaining $802,000 balance of the allowance for estimated losses was no longer required against the Trust's mortgage note receivable portfolio, while a $241,000 allowance for estimated losses was necessary against the carrying value of one of its properties held for sale. As such, the Trust recorded a reversal of $561,000 in August 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

During fiscal 1996, the Trust recorded a loss on the sale of real estate of $171,000 and an extraordinary gain of $253,000 both related to the sale of Villas at Central Park Apartments in January 1996 and an $844,000 gain on the sale of Polynesia in October 1996.

1995 COMPARED TO 1994. The Trust reported net income for fiscal 1995 of $27,000 as compared to a net loss of $429,000 for fiscal 1994. The primary factors contributing to the improvement in the Trust's operating results are discussed in the following paragraphs.

Net rental income increased from $2.1 million in fiscal 1994 to $2.6 million in fiscal 1995. The operations of the five multifamily properties acquired during 1995 increased net rental income by $539,000, $189,000 of which is attributable to Polynesia which was sold in October 1996. Net rental income for properties held in both years fell by $21,000. With respect to properties held in both years, increased common area maintenance recovery revenue and a reduction in rental concessions, predominantly related to the Trust's commercial properties, had a positive impact on net rental income. Additionally, aggregate rental rates increased during 1995. These positive factors were more than offset by higher operating expenses related to the Trust's continued efforts to improve the physical appearance and marketability of its multifamily properties. As a result, physical occupancy levels increased slightly for multifamily properties held in both years.

Interest income decreased from $319,000 in fiscal 1994 to $131,000 in fiscal 1995. Interest income related to the Trust's note receivable secured by a second lien mortgage on Polynesia decreased $160,000 as a result of the associated borrower's Plan of Reorganization (the "Plan"). In accordance with the terms of the Plan, interest income on the Trust's note receivable ceased August 1994, as any excess cash flow generated from operations of the property was paid first under the first lien mortgage terms and then toward property repairs and maintenance. On August 31, 1995, the Trust gained control of the property and recorded an in-substance foreclosure of Polynesia. See NOTE 2. "NOTES AND INTEREST RECEIVABLE" in the Notes to Consolidated Financial Statements. Also, in April 1995, two mortgage notes receivable with principal balances totaling $176,000 were paid in full. Interest income is expected to continue to decline as existing notes receivable are paid off, and the Trust does not anticipate funding new notes except in connection with and to facilitate the sale of real estate.

Interest expense increased from $1.2 million in fiscal 1994 to $1.4 million in fiscal 1995. This increase resulted from loans assumed in connection with the 1995 property acquisitions and 1995 refinancings which increased total mortgage debt outstanding by $3.9 million.

Advisory fees to Basic Capital Management, Inc., ("BCM") were $75,000 in fiscal 1994. Advisory fees to Tarragon totaled $157,000 in fiscal 1994 and $146,000 in fiscal 1995. Under the advisory agreement with BCM, the Trust paid a base advisory fee of $25,000 per month.

General and administrative expenses decreased from $567,000 in fiscal 1994 to $356,000 in fiscal 1995 primarily due to decreases in legal and professional fees. In 1994, legal fees included amounts related to the Polynesia note receivable. All related 1995 legal fees were added to the loan balance pursuant to the modification. Additionally, professional fees were higher in 1994 due to registration and exercise or conversion of share purchase rights and debentures issued to shareholders in October 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Allowance for Estimated Losses and Provision for Losses

The Trust's management, on a quarterly basis, evaluates the carrying values of the Trust's mortgage loans and properties held for sale. Generally accepted accounting principles require that the carrying value of a mortgage loan or a property held for sale cannot exceed the lower of its cost or its estimated fair value less estimated costs to sell. In those instances in which estimates of fair value less estimated selling costs of the Trust's mortgage loans or properties held for sale are less than the carrying values thereof at the time of evaluation, an allowance for loss is provided by a charge against operations. The estimates of fair value of the mortgage loans are based on management's review and evaluation of the collateral properties securing the mortgage loans. The review of collateral properties and properties held for sale generally includes selective site inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of maintenance requirements, discussions with the manager of the property, and a review of the surrounding area. Future quarterly reviews could cause the Trust's management to adjust current estimates of fair value.

The Trust's management also evaluates the Trust's properties held for investment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. This review generally consists of a review of the property's cash flow and current and projected market conditions, as well as any changes in general and local economic conditions. If an impairment loss exists based on the results of this review, a loss is recognized by a charge against current earnings and a corresponding reduction in the respective asset's carrying value. The amount of this impairment loss is equal to the amount by which the carrying value of the property exceeds its estimated fair value.

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

Tax Matters

For the fiscal years 1996, 1995, and 1994, the Trust elected and, in the opinion of the Trust's management, qualified to be treated as a REIT as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). The Code requires a REIT to distribute at least 95% of its REIT taxable income plus 95% of its net income from foreclosure property, as defined in Section 857 of the Code, to shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                    Page
                                                                    ----
        Report of Independent Public Accountants .................   20

        Consolidated Balance Sheets -
          November 30, 1996 and 1995 .............................   21

        Consolidated Statements of Operations -
          Years Ended November 30, 1996, 1995, and 1994 ..........   22

        Consolidated Statements of Shareholders' Equity -
          Years Ended November 30, 1996, 1995, and 1994 ..........   23

        Consolidated Statements of Cash Flows -
          Years Ended November 30, 1996, 1995, and 1994 ..........   24

        Notes to Consolidated Financial Statements ...............   26

        Schedule III - Real Estate and Accumulated Depreciation ..   40

        Schedule IV - Mortgage Loans on Real Estate ..............   42












All other schedules are omitted because they are not required or are not applicable or the information required is included in the Consolidated Financial Statements or the notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To the Board of Trustees of Vinland Property Trust


We have audited the accompanying consolidated balance sheets of Vinland Property Trust and subsidiaries as of November 30, 1996 and 1995, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended November 30, 1996. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vinland Property Trust and subsidiaries as of November 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 1996, in conformity with generally accepted accounting principles.

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



                                                         Arthur Andersen LLP
Dallas, Texas
February 20, 1997

                             VINLAND PROPERTY TRUST
                          CONSOLIDATED BALANCE SHEETS



                                                                      November 30,  November 30,
                                                                      ------------  ------------
                                                                         1996           1995
                                                                         ----           ----
                                                                        (dollars in thousands)
                          Assets

Notes and interest receivable ..................................      $    734       $    737
Real estate held for sale (net of accumulated depreciation of
     $611 in 1995) .............................................           241         13,683
                                                                      --------       --------

                                                                           975         14,420
Less - allowance for estimated losses ..........................          (241)          (241)
                                                                      --------       --------
                                                                           734         14,179

Real estate held for investment (net of accumulated depreciation
     of $5,575 in 1996 and $4,661 in 1995) .....................        22,248         18,244

Investments in and advances to partnerships ....................         1,365           --
Cash and cash equivalents ......................................         2,684          2,847
Restricted cash ................................................           479            705
Other assets, net ..............................................         1,247          1,003
                                                                      --------       --------
                                                                      $ 28,757       $ 36,978
                                                                      ========       ========


          Liabilities and Shareholders' Equity

Liabilities
Notes, debentures, and interest payable ........................      $ 17,516       $ 26,491
Other liabilities ..............................................         1,372          1,231
                                                                      --------       --------
                                                                        18,888         27,722
Commitments and contingencies...................................
Shareholders' equity
Shares of beneficial interest, no par value;
  authorized shares, unlimited; shares issued
  and outstanding, 1,344,576 in 1996 and 1,392,006
  in 1995 (after deducting 3,411 shares held in
  treasury in 1996) ............................................         2,239          2,318
Paid-in capital ................................................        43,715         43,876
Accumulated distributions in excess of accumulated earnings ....       (36,085)       (36,938)
                                                                      --------       --------
                                                                         9,869          9,256
                                                                      --------       --------

                                                                      $ 28,757       $ 36,978
                                                                      ========       ========





       The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                             VINLAND PROPERTY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     For the Years Ended November 30,
                                                                    --------------------------------
                                                                  1996         1995             1994
                                                                  ----         ----             ----
                                                              (dollars in thousands, except per share data)

Income
  Rentals ............................................         $9,357          $8,306          $6,527
  Interest ...........................................            127             131             319
  Equity in (loss) of partnerships ...................            (20)             --              --
                                                            ---------       ---------       ---------
                                                                9,464           8,437           6,846

Expense
  Property operations (including $235  in 1996, $83 in
     1995, and $69 in 1994 to affiliates) ............          6,047           5,666           4,405
  Interest ...........................................          1,929           1,441           1,173
  Depreciation .......................................            914             991             898
  Advisory fee to affiliate ..........................            181             146             157
  Advisory fee to prior advisor ......................             --              --              75
  General and administrative (including $232 in 1996,
     $165 in 1995, and $161 in 1994 to affiliates) ...            466             356             567
  Provision for losses ...............................             --            (190)             --
                                                            ---------       ---------       ---------

                                                                9,537           8,410           7,275
                                                            ---------       ---------       ---------

Income (loss) before net gain on sale of real estate
  and extraordinary gain .............................            (73)             27            (429)
Net gain on sale of real estate ......................            673              --              --
                                                            ---------       ---------       ---------

Income (loss) from continuing operations .............            600              27            (429)
Extraordinary gain ...................................            253              --              --
                                                            ---------       ---------       ---------


Net income (loss) ....................................         $  853          $   27          $ (429)
                                                            =========       =========       =========

Earnings per share
Income (loss) from continuing operations .............         $  .44          $  .02          $ (.31)
Extraordinary gain ...................................            .19              --              --
                                                            ---------       ---------       ---------

Net income (loss) ....................................         $  .63          $  .02          $ (.31)
                                                            =========       =========       =========


Weighted average shares of beneficial
  interest used in computing earnings per share ......      1,354,415       1,392,006       1,368,527
                                                            =========       =========       =========



       The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                             VINLAND PROPERTY TRUST
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                           Accumulated
                                                                                          Distributions
                                               Shares of                                  in Excess of
                                           Beneficial Interest             Paid-in         Accumulated     Shareholders'
                                         Shares          Amount            Capital           Earnings          Equity
                                         ------          ------            -------           --------          ------
                                                                   (dollars in thousands)
Balance, November 30, 1993 ......       1,203,523       $    2,006       $   43,462       $  (36,536)      $    8,932

Conversion of debentures and
    obligations .................         112,216              185              262             --                447
Exercise of share purchase rights          76,267              127              152             --                279
Net (loss) ......................            --               --               --               (429)            (429)
                                        ---------       ----------        ---------        ---------        ---------

Balance, November 30, 1994 ......       1,392,006            2,318           43,876          (36,965)           9,229

Net income ......................            --               --               --                 27               27
                                        ---------       ----------        ---------        ---------        ---------


Balance, November 30, 1995 ......       1,392,006            2,318           43,876          (36,938)           9,256

Share repurchases ...............         (47,430)             (79)            (161)            --               (240)
Net income ......................            --               --               --                853              853
                                        ---------       ----------        ---------        ---------        ---------


Balance, November 30, 1996 ......       1,344,576       $    2,239       $   43,715       $  (36,085)      $    9,869
                                        =========       ==========        =========        =========        =========



       The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                             VINLAND PROPERTY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  For the Years Ended November 30,
                                                                  --------------------------------
                                                                  1996           1995          1994
                                                                  ----           ----          ----
                                                                       (dollars in thousands)

Cash Flows from Operating Activities
  Rentals collected .......................................      $ 9,377       $ 8,320       $ 6,448
  Interest collected ......................................          129           128           253
  Interest paid ...........................................       (1,752)       (1,383)       (1,097)
  Payments for property operations (including $235 in 1996,
    $83 in 1995,  and $69 in 1994 to affiliates) ..........       (5,723)       (5,532)       (4,447)
  General and administrative expenses paid
    (including $232 in 1996, $165 in 1995, and
    $161 in 1994 to affiliates) ...........................         (421)         (427)         (373)
  Advisory fees paid to affiliate .........................         (238)         (138)         (104)
  Advisory fees received from (paid to) prior advisor .....         --             115           (30)
  Deferred financing costs paid ...........................           (6)         (272)          (75)
                                                                 -------       -------       -------
    Net cash provided by operating activities .............        1,366           811           575
                                                                 -------       -------       -------


Cash Flows from Investing Activities
  Acquisition of real estate ..............................       (1,863)         (258)         --
  Proceeds from the sale of real estate ...................        3,088          --            --
  Real estate improvements ................................         (822)         (534)         (975)
  Collections of notes receivable .........................            3           181           642
  Funding of note receivable ..............................         --            (196)         --
  Acquisition of partnership interests ....................         (813)         --            --
  Advances to partnership .................................         (572)         --            --
                                                                 -------       -------       -------
    Net cash (used in) investing activities ...............         (979)         (807)         (333)
                                                                 -------       -------       -------

Cash Flows from Financing Activities
  Proceeds from borrowings ................................         --           5,336          --
  Payments of notes payable ...............................         (371)       (2,343)         (454)
  Exercise of share purchase rights .......................         --            --             279
  Redemption of uncertificated obligations ................         --             (91)         --
  Replacement escrow (deposits) receipts, net .............           61          (268)            8
  Share repurchases .......................................         (240)         --            --
                                                                 -------       -------       -------
    Net cash provided by (used in) financing activities ...         (550)        2,634          (167)
                                                                 -------       -------       -------


Net increase (decrease)  in cash and cash equivalents .....         (163)        2,638            75

Cash and cash equivalents, beginning of year ..............        2,847           209           134
                                                                 -------       -------       -------

Cash and cash equivalents, end of year ....................      $ 2,684       $ 2,847       $   209
                                                                 =======       =======       =======

       The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                             VINLAND PROPERTY TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                                For the Years Ended November 30,
                                                                                --------------------------------
                                                                              1996          1995          1994
                                                                              ----          ----          ----
                                                                                     (dollars in thousands)
Reconciliation of net income (loss) to net cash provided by operating activities:
  Net income (loss) ................................................      $    853       $     27       $    (429)
  Extraordinary gain ...............................................          (253)          --              --
  Net gain on sale of real estate ..................................          (673)          --              --
  Depreciation and amortization ....................................         1,033          1,137             958
  Provision for losses .............................................          --             (190)           --
  Equity in loss of partnerships ...................................            20           --              --
  Changes in other assets and liabilities, net of effects
    of  noncash investing and financing activities
    (Increase) in interest receivable ..............................          --             --               (65)
    (Increase) in other assets .....................................          (117)           (65)           (222)
    Increase (decrease) in other liabilities .......................           396           (104)            287
    Increase in interest payable ...................................           107              6              46
                                                                          --------       --------       ---------

  Net cash provided by operating activities ........................      $  1,366       $    811       $     575
                                                                          ========       ========       =========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Changes in assets and liabilities in connection with the
  purchase, foreclosure, or exchange of real estate
    Real estate ....................................................      $  4,344       $ 13,393       $   --
    Notes and interest receivable ..................................          --           (1,935)          --
    Other assets ...................................................            39            194           --
    Notes and interest payable .....................................        (2,510)       (11,142)          --
    Other liabilities ..............................................           (10)          (252)          --
                                                                          --------       --------       ---------
      Cash paid ....................................................      $  1,863       $    258       $   --
                                                                          ========       ========       =========

Assets disposed of and liabilities released in connection with the sale of real estate
    Real estate ....................................................      $ 13,732       $   --         $   --
    Other assets ...................................................           (91)          --             --
    Notes and interest payable .....................................       (11,160)          --             --
    Other liabilities ..............................................          (319)          --             --
    Net gain on sale ...............................................           673           --             --
    Extraordinary gain .............................................           253           --             --
                                                                          --------       --------       ---------
      Cash received ................................................      $  3,088       $   --         $   --
                                                                          ========       ========       =========


       The accompanying notes are an integral part of these Consolidated
                            Financial Statements.

                             VINLAND PROPERTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The accompanying Consolidated Financial Statements of Vinland Property Trust, subsidiaries, and the consolidated partnerships (the "Trust") have been prepared in conformity with generally accepted accounting principles ("GAAP"), the most significant of which are described in NOTE 1. "SIGNIFICANT ACCOUNTING POLICIES." The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These, along with the remainder of the Notes to Consolidated Financial Statements, are an integral part of the Consolidated Financial Statements. The data presented in the Notes to Consolidated Financial Statements are as of November 30 of each year and for the fiscal year then ended, unless otherwise indicated. Dollar amounts in tables are in thousands, except per share amounts.

Certain balances for 1994 and 1995 have been reclassified to conform to the 1996 presentation.

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

Organization and Trust business. Vinland Property Trust ("VPT") is a California business trust organized July 18, 1973. The Trust was formed to invest in real estate, including commercial and multifamily properties, and, to a lesser extent, finance real estate through mortgage loans.

Basis of consolidation. The Consolidated Financial Statements include the accounts of VPT, its subsidiaries, and partnerships which it controls. All significant intercompany transactions and balances have been eliminated.

Real estate and depreciation. Real estate held for sale is carried at the lower of cost or estimated fair value less estimated costs to sell. Real estate held for investment is carried at cost unless an impairment is determined to exist, as discussed below. Impaired properties are written down to their estimated fair values. Foreclosed real estate is initially recorded at new cost, defined as the lower of the Trust's note receivable carrying amount or the fair value of the collateral property less estimated costs of sale. The Trust capitalizes property improvements and major rehabilitation projects which increase the value of the respective property and have useful lives greater than one year, except for individual expenditures less than $10,000 which are not part of a planned renovation project. Under this policy, during 1996, expenditures of $864,000 were capitalized and property replacements of $485,000 were expensed. Property replacements include, but are not limited to, such items as carpet, appliance, plumbing, and heating, ventilation, and air conditioning replacements; exterior painting; and parking lot improvements. Depreciation is provided against real estate held for investment by the straight-line method over the estimated useful lives of the assets, which range from 5 to 40 years.

The Trust's management evaluates the Trust's properties held for investment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. This evaluation generally consists of a review of the properties' cash flow and current and projected market conditions, as well as any changes in general and local economic conditions. If an impairment loss exists based on the results of this review, a loss is recognized by a charge against current earnings and a corresponding reduction in the respective asset's carrying value. The amount of this impairment loss is equal to the amount by which the carrying value of the property exceeds the estimated fair value.

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

The Trust adopted Statement of Financial Accounting Standards ("SFAS") No. 121
- "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" on December 1, 1995. There was no cumulative effect nor any impact on the Trust's financial position as a result of the adoption. Pursuant to the adoption, the Trust ceased depreciation of its properties held for sale.

Allowance for estimated losses. Valuation allowances are provided for estimated losses on mortgage notes receivable and properties held for sale to the extent that the investment in the notes or properties exceeds the Trust's estimate of fair value less estimated selling costs of the collateral securing the notes or the properties. The provisions for losses are based on estimates, and actual losses may vary from current estimates. Such estimates are reviewed periodically. Any additional provision determined to be necessary or the reversal of any existing allowance no longer required is recorded by a charge or credit to current earnings.

Notes receivable and interest income. Effective December 1, 1995, the Trust adopted, as required, SFAS No. 114 - "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118 - "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." There was no cumulative effect nor any impact on the Trust's financial position as a result of the adoptions.

Interest recognition on notes receivable. Interest income is recognized on the Trust's notes receivable according to the contractual loan terms. However, accrued but unpaid interest income is recognized only to the extent the fair value of the underlying collateral exceeds the carrying value of the receivable. Notes receivable are considered nonperforming when they become 60 days or more delinquent. Interest income is recognized on these notes only to the extent of cash received. A loan is considered impaired when, based on current information and events, it is probable that the Trust will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Trust's policy with respect to interest income recognition on impaired loans is determined based on whether the loan is performing or nonperforming and the associated Trust policies with respect to these categories.

Cash equivalents. The Trust considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

Restricted cash. Restricted cash represents escrow accounts, generally held by the lenders of certain of the Trust's mortgage notes payable, for taxes, insurance, and property repairs.

Other assets. Other assets consist primarily of tenant accounts receivable, prepaid leasing commissions, and deferred borrowing costs. Prepaid leasing commissions are amortized to leasing commission expense, included in property operating expenses, on the straight-line method over the related lease terms. Deferred borrowing costs are amortized on the straight-line method (which approximates the effective interest method) over the related loan terms, and such amortization is included in interest expense.

Revenue recognition on the sale of real estate. Gains on sales of real estate are recognized when and to the extent permitted by SFAS No. 66 - "Accounting for Sales of Real Estate."

                             VINLAND PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investments in noncontrolled partnerships. The Trust uses the equity method to account for investments in partnerships it does not control. Under the equity method, the Trust's initial investment is increased by the Trust's proportionate share of the partnership's operating income and additional advances and decreased by the Trust's proportionate share of the partnership's operating losses and distributions received.

Earnings per share. Income <loss> per share of beneficial interest is computed based upon the weighted average number of shares outstanding during each fiscal year. Effective December 1, 1995, the Board of Trustees (the "Board") approved a one-for-five reverse share split of all the Trust's shares of beneficial interest on the basis of one new share (a "Post-Split Share") for each five shares then outstanding (each an "Old Share"). All share and per share data have been restated to give effect to the one-for-five reverse share split.

Fair value of financial instruments. The fair values of the Trust's notes payable are estimated by discounting future expected cash flows using current rates for loans with similar terms and maturities. The estimated fair values presented do not purport to present amounts to be ultimately paid by the Trust. The amounts ultimately paid may vary significantly from the estimated fair values presented.

Share option plans. On December 1, 1995, the Trust adopted SFAS No. 123 - "Accounting and Disclosure of Stock-Based Compensation," which requires disclosures based on the fair values of share options at the date of grant. There was no cumulative effect nor any impact on the Trust's financial position as a result of the adoption. The Trust will continue to measure any compensation costs associated with the issue of share options using the guidance provided by the Accounting Principles Board's Opinion No. 25 ("APB No. 25"). Under APB No. 25, compensation costs related to share options issued pursuant to compensatory plans are measured based on the difference between the quoted market price of the shares at the measurement date (ordinarily the date of grant) and the exercise price and should be charged to expense over the periods during which the grantee performs the related services. All share options issued to date by the Trust have exercise prices equal to the market price of the shares at the dates of grant. See NOTE 10. "SHARE OPTIONS."

NOTE 2.  NOTES AND INTEREST RECEIVABLE

Notes and interest receivable consisted of the following at November 30:

                                1996                 1995
                                ------              ------
Notes receivable                $  728              $  731
Interest receivable                  6                   6
                                ------              ------
                                $  734              $  737
                                ======              ======


Notes receivable at November 30, 1996, all of which are classified as performing and unimpaired, mature from 1996 through 1999, with interest rates ranging from 7% to 10% per annum. All notes receivable are recourse obligations of the respective borrowers and are secured by real estate. Scheduled principal maturities in fiscal 1997 total $603,000, including $600,000 related to a note which matured in November 1996 and was fully collected in December 1996.

                             VINLAND PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2.  NOTES AND INTEREST RECEIVABLE  (Continued)

For fiscal 1995 and 1994, unrecognized interest income on nonperforming notes receivable totaled $187,000 and $44,000, respectively. Such unrecognized interest income will not be ultimately collected by the Trust as the mortgage notes to which the amounts relate have been satisfied by either full principal payment or foreclosure of the collateral property. Interest income on nonperforming notes receivable recorded to the extent of cash received amounted to $160,000 during fiscal 1994. The Trust did not recognize any interest income on nonperforming notes receivable during fiscal 1995. There were no notes receivable classified as nonperforming during fiscal 1996.

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

In September 1994, the Trust and the borrower agreed to a settlement of Cochonour. Under the agreed-upon terms, a portion of the collateral property, a farm and luxury residence in Carroll County, Missouri, was conveyed to the Trust. In April 1995, the two remaining condominium units securing the note were sold, and the net proceeds of sale were remitted to the Trust for application against and payment in full of the principal balance of the Cochonour Note of $110,000.

In August 1995, the Trust and the borrower agreed to a settlement of the $2.0 million note receivable secured by a second lien mortgage on Polynesia Village Apartments ("Polynesia"), a 448-unit apartment complex located in Tacoma, Washington, which was subject to $5.8 million senior underlying debt. In accordance with the terms of the agreement, the Trust paid the borrower $175,000 and gained control of the property. In August 1995, the Trust recorded an in-substance foreclosure of Polynesia, which was classified with "Real estate held for sale" in the accompanying November 30, 1995, Consolidated Balance Sheet. As the estimated fair value of the property exceeded the Trust's recorded investment in the mortgage note, a $1.0 million previously established allowance for estimated loss was reversed with a corresponding credit to provision for losses in August 1995. In October 1996, the Trust sold Polynesia and recorded a gain of $844,000 on the sale. See NOTE 3. "REAL ESTATE AND DEPRECIATION."

NOTE 3.   REAL ESTATE AND DEPRECIATION

In May 1995, the Trust purchased three apartment complexes: Collegewood, Florida Towers, and Jefferson Towers, located in Tallahassee, Florida, for $2.5 million, subject to an existing nonrecourse wrap mortgage of $2.4 million. The Trust assumed the existing mortgage loan and paid the remaining purchase price, along with closing costs, of $118,000 in cash from its general working capital. Concurrently with the execution of the loan assumption, on June 5, 1995, the Trust paid down the balance of the loan by $300,000.

The Trust purchased the above properties from Investors Florida Capitol Fund II, Ltd., a Florida limited partnership (the "Seller"). Investors General, Inc. ("IGI"), which owns a 1% general partnership interest in the Seller, is owned by Investors General Acquisition Corporation ("IGAC"). John A. Doyle, Trustee and Chief Financial Officer of the Trust until September

                             VINLAND PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3.   REAL ESTATE AND DEPRECIATION (Continued)

1996, is a 62.5% stockholder of IGAC. Mr. Doyle also served as Director and President and was 50% owner of Tarragon Realty Advisors, Inc. ("Tarragon"), the Trust's advisor since March 1, 1994, until September 1996. Tarragon is currently owned by William S. Friedman and Lucy N. Friedman, his wife. Mr. Friedman serves as President, Chief Executive Officer, and Trustee of the Trust and Director and Chief Executive Officer of Tarragon. The Friedman family owns approximately 27% of the outstanding shares of the Trust. The purchase price of the properties was based on their fair market values, and the entire transaction was approved by a majority of the limited partners of the Seller as well as the unaffiliated Trustees of the Trust. IGI and Messrs. Friedman and Doyle abstained in the votes. Because the properties were acquired from an affiliate, in accordance with the advisory agreement between the Trust and Tarragon, no acquisition fee was paid to Tarragon in connection with this transaction.

In August 1994, the Trust entered into a contract for a tax-free exchange of Westover Valley Apartments in Fort Worth, Texas, for Riverside Apartments ("Riverside") in Austin, Texas. In August 1995, the exchange was completed.
In connection with the exchange closing, the Trust assumed the $2.9 million note payable secured by a first lien mortgage on Riverside. The Trust recognized no gain or loss on the exchange and paid Tarragon an acquisition fee of $24,000 in fiscal 1994 related to this transaction. Between August 1994 and August 1995, the Trust leased Riverside under an operating lease for $40,000 per month.

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

On April 1, 1996, the Trust purchased Holly House Apartments, a 57-unit complex located in North Miami, Florida, for cash of $1.5 million, including closing costs and an acquisition fee of $14,500 to Tarragon, from its general working capital.

On May 1, 1996, the Trust purchased Mission Trace Apartments, a 96-unit property in Tallahassee, Florida. The $2.8 million purchase price was financed with $2.5 million in mortgage debt provided by the seller, and the remainder was paid in cash from the Trust's general working capital. In connection with this acquisition, the Trust paid an acquisition fee of $28,900 to Tarragon.

In October, 1996, the Trust sold Polynesia for $9.6 million. The Trust accepted a note receivable of $325,000 from the purchaser for a portion of the purchase price, and the purchaser agreed to reimburse the Trust for certain capital improvements to the property totaling approximately $99,000. Through prorations at closing, the note balance was reduced to $192,000. The note bears interest at 12% per annum and matures in October 2000 and is secured by a
 .001% interest in the partnership which acquired the property. Once the note balance is paid in full, the Trust's interest in the partnership terminates. The note receivable balance is included in "Other assets" in the accompanying November 30, 1996, Consolidated Balance Sheet. The Trust received net cash proceeds of $3.0 million, including earnest money deposits received prior to closing, after the payoff of the first mortgage loan, closing costs and prorated property taxes, and a selling commission to the purchaser's real estate broker. In connection with this disposition, the Trust paid Tarragon a brokerage commission of 2% of the total sales consideration, or $194,000. The Trust recorded a gain on this sale of $844,000.

                             VINLAND PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3.   REAL ESTATE AND DEPRECIATION (Continued)

At November 30, 1996, all of the Trust's real estate, except the Phoenix Apartments, Holly House Apartments, and Cochonour, was pledged as collateral on notes payable. See NOTE 6. "NOTES, DEBENTURES, AND INTEREST PAYABLE."

NOTE 4.  ALLOWANCE FOR ESTIMATED LOSSES AND PROVISIONS FOR LOSSES


Activity in the allowance for estimated losses was as follows:

                                       1996             1995
                                      ------           ------
    Beginning balance .........       $  241           $1,802
    Amounts reversed ..........            -           (1,561)
                                      ------           ------

    Balance November 30 .......       $  241           $  241
                                      ======           ======


As discussed in NOTE 2. "NOTES AND INTEREST RECEIVABLE," in August 1995, the Trust reversed a $1.0 million previously established allowance for loss related to Polynesia.

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

Additionally, the Trust determined a permanent impairment in value existed on the Villas at Central Park, and, in August 1995, recorded a direct write-down of $1.4 million reducing the property carrying value to its then estimated fair value. This property was sold in January 1996. See NOTE 3. "REAL ESTATE AND DEPRECIATION."

NOTE 5.  INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

Investments in partnerships, accounted for under the equity method, include the Trust's investments in a partnership and a limited liability company ("LLC"), as described below.

In December 1995, the Trust acquired a 20% general partner and an effective 37% limited partner interest in Larchmont Associates Limited Partnership for a cash investment of $418,000. The partnership owns Larchmont West Apartments, a 504-unit complex in Toledo, Ohio, which collateralizes nonrecourse mortgage debt of $5.5 million.

In consideration of a $395,000 cash capital contribution, in June 1996, the Trust acquired an effective 25% nonmanaging member interest in Kearny Wrap LLC, which owns a $21.7 million wraparound mortgage loan secured by a 1.0 million square foot distribution facility net leased to the United States Postal Service located in Kearny, New Jersey. The note bears interest at 6% per annum and matures in 2013. The $16.9 million underlying first mortgage loan bears interest at 6% per annum and matures in 1998.

Advances to partnerships represent $572,000 advanced during 1996 to a partnership in which the Trust obtained an interest in December 1996. See NOTE
18. "SUBSEQUENT EVENTS."

                             VINLAND PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6.  NOTES, DEBENTURES, AND INTEREST PAYABLE

Notes, debentures, and interest payable consisted of the following at November
30:


                              1996                 1995
                       -------------------  ------------------
                       Estimated            Estimated
                         Fair      Book       Fair     Book
                        Value      Value     Value     Value
                       ---------  --------  --------  --------

Notes payable......... $  16,975  $ 16,450  $ 25,930  $ 25,402
Debentures............       869       928       869       929
                       ---------  --------  --------  --------
                       $  17,844    17,378  $ 26,799    26,331
                       =========            ========
Interest payable......                 138                 160
                                  --------            --------
                                  $ 17,516            $ 26,491
                                  ========            ========



At November 30, 1996, notes payable bear interest at rates ranging from 8.25% to 10% per annum and mature between 1997 and 2006. These notes are generally nonrecourse and are primarily collateralized by deeds of trust on real estate with an aggregate net carrying value of $19.1 million. Debentures bear interest at 9% per annum, mature June 30, 2003, and are redeemable by the Trust at any time at 100% of the principal amount together with accrued but unpaid interest. See NOTE 9. "DISTRIBUTIONS TO SHAREHOLDERS."

In January 1995, the Trust completed the refinancing of the mortgage debt secured by a first lien on the Southern Elms Apartments located in Tulsa, Oklahoma. The Trust received net refinancing proceeds of $869,000 after the payoff of the existing $451,000 mortgage loan. The remainder of the refinancing proceeds was used to fund escrows for replacements and repairs and to pay closing costs associated with the refinancing. The Trust paid a refinancing fee of $13,700 to Tarragon based upon the new $1.4 million first mortgage financing.

In October 1995, the Trust obtained a new $4.0 million first lien mortgage loan secured by the Aspentree Apartments located in Dallas, Texas. The Trust received net refinancing proceeds of $2.7 million after the payoff of the $1.0 million existing mortgage loan. The remainder of the refinancing proceeds was used to fund escrows and pay the related closing costs. In connection with the new mortgage financing, the Trust paid Tarragon a refinancing fee of $39,660.

At November 30, 1996, scheduled principal payments on notes and debentures payable are due as follows:


          1997 .......................................  $ 2,451
          1998 .......................................      368
          1999 .......................................    3,058
          2000 .......................................    2,203
          2001 .......................................      375
          Thereafter .................................    8,923
                                                        -------
                                                        $17,378
                                                        =======

                             VINLAND PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7.   SHARE PURCHASE RIGHTS

On October 15, 1993, the Trust issued share purchase rights to shareholders of record on September 15, 1993. One share purchase right was issued for each Trust Old Share held by owners of 400 or more Old Shares. Four share purchase rights entitled the holder to purchase one additional Old Share at a price of $0.73 until January 13, 1994. Holders of fewer than 400 Old Shares received a $0.01 per share cash payment in lieu of share purchase rights. During fiscal 1994, the Trust received $279,000 in cash and new equity from the exercise of the share purchase rights, which resulted in the issuance of 76,267 Post-Split Shares.

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

NOTE 8.   SHARE REPURCHASES

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

During fiscal 1996, the Trust repurchased 47,430 Post-Split Shares, which included 43,696 shares related to the Odd-Lot Offer, 323 shares representing fractional shares related to the December 1995 reverse share split, and 3,411 shares in open market transactions, at a total cost of $240,000.







                     [This space intentionally left blank.]

                             VINLAND PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9.  DISTRIBUTIONS TO SHAREHOLDERS

In conjunction with the October 1993 share purchase rights distribution, the Trust also paid to shareholders of record on September 15, 1993, a taxable distribution of $1.25 per Post-Split Share, totaling $1.5 million and equal to the Trust's 1992 taxable income, in the form of either the Trust's 9% Series A Convertible Subordinated Debentures ("Debentures") or Uncertificated Convertible Subordinated Obligations ("Obligations"). The Debentures and Obligations were convertible until January 13, 1994, at a price of $0.80 per Old Share. During fiscal 1994, the Trust received $447,000 in new equity from the conversion of Debentures and Obligations which resulted in the issuance of 112,216 Post-Split Shares. On December 30, 1994, the Trust redeemed all the outstanding Obligations. At November 30, 1996, the outstanding principal balance of the Debentures totaled $928,000. See NOTE 6. "NOTES, DEBENTURES, AND INTEREST PAYABLE."

No distributions were declared or paid in 1994, 1995, or 1996.

NOTE 10.  SHARE OPTIONS

In November 1995, the Trust's shareholders approved two share option plans: the Independent Trustee Share Option Plan (the "Trustee Plan") and the Share Option and Incentive Plan (the "Incentive Plan"). Options granted pursuant to the Trustee Plan are immediately exercisable and expire on the earlier of the first anniversary of the date on which a Trustee ceases to be a Trustee of the Trust or ten years from the date of grant. For each year an Independent Trustee continues to serve as a Trustee, he will be awarded an option to purchase 300 shares on December 1 of each year. The Trustee Plan provides for options covering a total of 60,000 shares.

Under the Incentive Plan options have been granted to certain Trust officers and key employees of Tarragon. The Incentive Plan provides for options covering a total of 100,000 shares, and all grants are determined by a committee presently comprised of two Trustees, Mr. Friedman and Mr. Michael E. Smith. Options granted pursuant to the Incentive Plan are exercisable beginning one year after the date of grant and expire five years from the date of grant.

The following table summarizes share option activity:


                             Option Price
                              per Share       Outstanding       Exercisable
                             ------------     -----------       -----------

November 30, 1994, balance   $   -                 -                -
Options granted                5 5/8             1,800            1,800
                             -----------         -----            -----

November 30, 1995, balance     5 5/8              1,800           1,800
Options granted                5 - 5 5/8         27,300             900
Options forfeited              5                 (8,000)            -
                             -----------         ------           -----

November 30, 1996, balance   $ 5 - 5 5/8         21,100           2,700
                             ===========         ======           =====

                             VINLAND PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10.  SHARE OPTIONS  (Continued)

The Trust applies APB No. 25 and related Interpretations in accounting for share options granted pursuant to its plans. All share options issued to date by the Trust have exercise prices equal to the market price of the shares at the dates of grant. Accordingly, no compensation cost has been recognized for its share option plans. Had compensation cost for the Trust's two share option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Trust's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                For the Year Ended
                                                 November 30, 1996
                                           ------------------------------
                                           As Reported          Pro Forma
                                           -----------          ---------
                Net income .......          $  853                $  807

                Earnings per share
                Net income .......          $  .63                $  .60



The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the year ended November 30, 1996: no dividend yield, expected volatility of 77%, risk-free interest rate of 5.4 %, expected lives of three years, and forfeitures of 10%.

At November 30, 1996, the weighted average remaining contractual life of the options then outstanding was 4.3 years, and the weighted average exercise price for options then outstanding was $5.09.

Subsequent to year end, in December 1996 and January 1997, the Trust granted options covering 12,300 shares, 900 of which were immediately exercisable, pursuant to the Trustee Plan and the Incentive Plan. Also, an additional 14,000 of the November 30, 1996, outstanding options became exercisable in January 1997.


NOTE 11.  INCOME TAXES

At November 30, 1993, the Trust recognized an aggregate deferred tax benefit of $600,000 due to tax deductions available to it in future years. However, due to, among other factors, the Trust's inconsistent earnings history, the Trust was unable to conclude that the future realization of the deferred tax benefit, which requires the generation of taxable income, was more likely than not. Accordingly, a valuation allowance for the entire amount of the deferred tax benefit has been recorded.

For 1996, 1995, and 1994, the Trust has elected and, in the opinion of the Trust's management, qualified to be taxed as a Real Estate Investment Trust ("REIT"), as defined in Sections 856 through 860 of the Code and, as such, will not be taxed for federal income tax purposes on that portion of its taxable income which is distributed to shareholders, provided that at least 95% of its REIT taxable income is distributed. See NOTE 9. "DISTRIBUTIONS TO SHAREHOLDERS."

No provision has been made for federal income taxes because the Trust believes it has qualified as a REIT and expects that it will continue to do so.

                             VINLAND PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12.  RENTALS UNDER OPERATING LEASES

The Trust's rental operations include the leasing of a shopping center and a combination office building and shopping center. The leases thereon expire at various dates through 2013. The following is a schedule of minimum future rentals on noncancelable operating leases:


             1997 ....................................  $   1,286
             1998 ....................................      1,188
             1999 ....................................      1,001
             2000 ....................................        660
             2001 ....................................        568
             Thereafter ..............................        837
                                                        ---------

                                                        $   5,540
                                                        =========

NOTE 13.  ADVISORY AGREEMENT

Although the Board is directly responsible for managing the affairs of the Trust and for setting the policies which guide it, the day-to-day operations of the Trust are performed by an advisory firm which operates under the supervision of the Board pursuant to a written advisory agreement approved by shareholders. The duties of the advisor include, among other things, locating, investigating, evaluating, and recommending real estate and mortgage loan investment and sale opportunities and financing and refinancing sources for the Trust. The advisor also serves as a consultant in connection with the business plan and investment policy decisions made by the Board.

On February 10, 1994, the Board selected Tarragon to replace Basic Capital Management, Inc., ("BCM") as the Trust's advisor. Since March 1, 1994, Tarragon has provided advisory services to the Trust under an advisory agreement approved by the Board and ratified by the shareholders on November 20, 1995. BCM served as the Trust's advisor from March 1989 to February 28, 1994. Mr. Friedman was President of BCM until May 1, 1993. BCM is beneficially owned by a trust for the benefit of the children of Mr. Gene E. Phillips, who served as a Trustee of the Trust until December 7, 1992. BCM resigned as advisor to the Trust effective February 28, 1994.

The provisions of the Trust's Initial Advisory Agreement ("Initial Advisory Agreement") with Tarragon were substantially the same as those of the BCM advisory agreement. Under the Initial Advisory Agreement, the Trust paid Tarragon an annual base advisory fee of $50,000 plus an incentive advisory fee equal to 16% of the Trust's adjusted funds from operations before deduction of the advisory fee. Adjusted funds from operations is defined as funds from operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts, plus any loss due to the write-down or sale of any real property or mortgage loan acquired prior to January 1, 1989. FFO represents net income <loss>, computed in accordance with GAAP, excluding gains (or losses) from the sales of properties and debt restructurings, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Additionally, Tarragon could receive commissions of 1% based upon (i) acquisition cost of real estate, (ii) mortgage loans acquired, and
(iii) mortgage loans obtained or refinanced and a 10% incentive sales commission based on gains from the sale of real estate.

                             VINLAND PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13.  ADVISORY AGREEMENT  (Continued)

The advisory agreement with BCM allowed for an annual base advisory fee of $300,000. In addition, BCM could receive commissions of up to 4% based upon acquisition cost of real estate; commissions of 1% based upon (i) mortgage loans acquired and (ii) mortgage loans obtained or refinanced; and 5% real estate brokerage commissions on the sale of Trust property.

At the March 1995 Board meeting, the Trustees approved a new revised advisory agreement, effective April 1, 1995, which was approved by the shareholders at the November 20, 1995, shareholder meeting. In addition to technical changes designed to clarify the responsibilities and rights of Tarragon, the new agreement eliminated the $50,000 annual base fee, the incentive sales compensation, and mortgage loan acquisition commissions. Moreover, it provides that real estate brokerage commissions shall be payable to Tarragon and its affiliates only following specific Board approval for each transaction rather than pursuant to a general agreement.

Employees of Tarragon render services to the Trust, as the Trust has no employees. In accordance with the terms of the advisory agreements, certain services provided by the advisor, including, but not limited to, accounting, legal, investor relations, data processing, and the related departmental overhead, are reimbursed directly by the Trust.

Under the advisory agreements, as required by the Declaration of Trust dated July 18, 1973, as amended, all or a portion of the annual advisory fee must be refunded by the advisor to the Trust if the Operating Expenses, as defined, exceed certain limits based on the book value, net asset value, and net income of the Trust during such fiscal year. In 1993, the operating expense limitation required BCM to refund $146,000 of the 1993 advisory fee. In August 1994, the Trust accepted a promissory note from BCM for the outstanding balance of 1993 advisory fees. This unsecured note accrued interest at 12% per annum, called for monthly payments of $10,000, and all outstanding principal and interest was paid in full on October 1, 1995.

For additional information on compensation paid to Tarragon and BCM, see ITEM
10. "TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT - The
Advisor."

NOTE 14.  PROPERTY MANAGEMENT

Since March 1, 1994, Tarragon has provided property management services to the Trust for a fee of 4.5% of the monthly gross rents collected. Until April 1996, Tarragon subcontracted with other entities for the provision of the property-level management services for the Trust. Tarragon Management, Inc. ("TMI"), a wholly-owned subsidiary of Tarragon, currently provides property-level management services to the Trust's multifamily properties for a fee of 4.5% of the monthly gross rents collected, while the property-level management services are provided by subcontractors for the Trust's commercial properties.

From February 1, 1990, through February 28, 1994, affiliates of BCM provided, under contracts approved by the Board, property management services to the Trust for a fee of 5% of the monthly gross rents collected on the properties under management. Carmel Realty Services, Ltd., ("Carmel, Ltd.") provided such property management services. In many cases, Carmel, Ltd., subcontracted with other entities for the provision of some of the property-level management services to the Trust at various rates (generally 4%). The general partner of Carmel, Ltd., is BCM. The limited partners of Carmel, Ltd., are (i) Syntek West, Inc., of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips, and (iii) a trust for the benefit of the children of Mr. Phillips.

                             VINLAND PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15.  ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.

Fees and expense reimbursements to Tarragon and BCM, including affiliates of each, for fiscal 1996, 1995, and 1994 were as follows:

                                     Tarragon            BCM
                           -------------------------     ----
                           1996       1995      1994     1994
                           ----       ----      ----     ----
Fees
----
 Advisory                  $181       $146       $157     $75
 Acquisition                 43          -         24       -
 Real estate brokerage      194          -          -       -
 Equity refinancing           -         53          -       -
 Property management*       235         83         51      18
                           ----       ----       ----     ---
                           $653       $282       $232     $93
                           ====       ====       ====     ===

Expense reimbursements     $232       $165       $127     $34
                           ====       ====       ====     ===

---------------

*Net of property management fees paid to third-party subcontractors.

NOTE 16.  COMMITMENTS AND CONTINGENCIES

The Trust is a party to various claims and routine litigation arising in the ordinary course of business. Management of the Trust does not believe that the results of all claims and litigation, individually or in the aggregate, will have a material adverse effect on its business or financial position.

NOTE 17.  PRO FORMA CONDENSED FINANCIAL INFORMATION  (Unaudited)

As more fully described in NOTE 3. "REAL ESTATE AND DEPRECIATION," the Trust purchased five multifamily properties during 1995 and 1996. The acquisitions are summarized as follows:


                                          Number              Date
         Property       Location          of Units          Acquired
      ----------------  ---------------   --------         ----------
      Collegewood       Tallahassee, FL    60                May 1995
      Florida Towers    Tallahassee, FL    54                May 1995
      Jefferson Towers  Tallahassee, FL    48                May 1995
      Holly House       North Miami, FL    57                April 1996
      Mission Trace     Tallahassee, FL    96                May 1996


The following unaudited supplemental pro forma operating data is presented as if each of the above acquisitions had been consummated as of the beginning of the year in which it occurred.

                             VINLAND PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17.  PRO FORMA CONDENSED FINANCIAL INFORMATION  (Unaudited) (Continued)


                                            For the Years Ended
                                                 November 30,
                                           -------------------------
                                            1996              1995
                                           -------           -------
 Total revenue ......................      $ 9,840           $ 8,724
 Income from continuing operations ..          680                59
 Net income .........................          933                59

 Earnings per share
 Net income .........................       $  .69            $  .04


The pro forma operating results combine the Trust's historical operating results with the historical incremental rental revenue and operating expenses associated with the acquired properties and pro forma adjustments. Pro forma adjustments primarily represent the increase in interest costs assuming the borrowings to finance property acquisitions had occurred at the beginning of the year.

These pro forma amounts are not necessarily indicative of what the actual results of operations of the Trust would have been assuming the above acquisitions had been consummated as of the beginning of the year in which they occurred, nor do they purport to represent the future results of operations of the Trust.

NOTE 18.  SUBSEQUENT EVENTS

In September and October 1996, the Trust advanced $572,000 to 18607 Ventura Associates, Ltd. (the "Partnership"), which purchased Tarzana Towne Plaza (the "Property"), a 42,000 square foot combination office/retail/medical building located in Tarzana, California, in October 1996. This acquisition was financed with a $3.0 million first mortgage loan. The Trust's advances to the Partnership bore interest at 15% per annum. In December 1996, the Trust converted its advances to a 60% interest in the Partnership. As the Trust holds a controlling interest in the Partnership, the Trust will consolidate the operations of the Property. In connection, with the transaction, the Trust paid an acquisition fee of $21,630 to Tarragon.

In January 1997, the Trust purchased The Brooks Apartments, a 104-unit property located in Addison, Texas, for $2.2 million. The Trust assumed an existing first mortgage loan of $1.3 million and paid cash of $868,000 at closing. In connection with this transaction, the Trust paid Tarragon an acquisition fee of $22,000.









                     [This space intentionally left blank.]

                                                                   SCHEDULE  III

                             VINLAND PROPERTY TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               NOVEMBER 30, 1996
                             (DOLLARS IN THOUSANDS)

                                                                      COSTS
                                                                   CAPITALIZED
                                                                   SUBSEQUENT             GROSS CARRYING AMOUNTS
                                       INITIAL COST TO TRUST           TO                      AT END OF YEAR
                                       ---------------------      ACQUISITION         -------------------------------
                                              BUILDINGS AND  --------------------            BUILDINGS AND
DESCRIPTION              ENCUMBRANCES   LAND   IMPROVEMENTS  IMPROVEMENTS   OTHER     LAND   IMPROVEMENTS    TOTAL(1)
-----------              ------------   ----   ------------  ------------   -----     ----   ------------    --------
PROPERTIES HELD FOR INVESTMENT
Apartments
----------

Aspentree Apartments      $  3,927   $  666     $  3,445     $  1,019     $    -    $    666   $  4,464     $    5,130
  Dallas, TX
Collegewood Apartments         638      173          692            -          -         173        692            865
  Tallahassee, FL
Florida Towers Apartments      905      181          721           49          -         181        770            951
  Tallahassee, FL
French Villa Apartments      1,922      126        1,021           41          -         126      1,062          1,188
  Tulsa, OK
Holly House Apartments           -      295        1,182          214          -         295      1,396          1,691
  North Miami, FL
Jefferson Towers Apartments    514      146          583            -          -         146        583            729
  Tallahassee, FL
Mission Trace Apartments     2,428      574        2,294           64          -         574      2,358          2,932
  Tallahassee, FL
Phoenix Apartments               -      464        1,873        1,106       (719)(2)     464      2,260          2,724
  Tulsa, OK
Riverside Apartments         2,826      723        2,894           43          -         723      2,937          3,660
  Austin, Texas
Southern Elms Apartments     1,345       61          816           35          -          61        851            912
  Tulsa, OK

Commercial
----------
One Turtle Creek
 Office Complex              1,890      548        2,261        2,692          -         548      4,953          5,501
   Dallas, TX
Briarwest Shopping Center       55      269        1,077          194          -         269      1,271          1,540
  Houston, TX
                          --------   ------     --------     --------     ------     -------   --------      ---------
                            16,450    4,226       18,859        5,457       (719)      4,226     23,597         27,823

PROPERTIES HELD FOR SALE

Cochonour  Farm/
 Residence                       -      150           91            -          -         150         91            241
  Carroll County, MO
                          --------   ------     --------     --------     ------     -------   --------      ---------
                                 -      150           91            -          -         150         91            241
                          --------   ------     --------     --------     ------     -------   --------      ---------

Total                     $ 16,450   $4,376     $ 18,950     $  5,457     $ (719)    $ 4,376   $ 23,688      $  28,064
                          ========   ======     ========     ========     ======     =======   ========      =========

                                                                          LIFE ON WHICH
                                                                          DEPRECIATION
                                                                           IN LATEST
                                                                           STATEMENT
                            ACCUMULATED     DATE OF            DATE      OF OPERATIONS
DESCRIPTION                DEPRECIATION   CONSTRUCTION       ACQUIRED     IS COMPUTED
-----------                ------------   ------------       --------     -----------
PROPERTIES HELD FOR INVESTMENT
Apartments
----------
Aspentree Apartments         $   1,786        1974           01/01/88     5 - 40 years
  Dallas, TX
Collegewood Apartments              27        1973           05/01/95         40 years
  Tallahassee, FL
Florida Towers Apartments           35        1968           05/01/95     5 - 40 years
  Tallahassee, FL
French Villa Apartments            332        1971           11/17/88     5 - 40 years
  Tulsa, OK
Holly House Apartments              20        1968           04/01/96     5 - 40 years
  North Miami, FL
Jefferson Towers Apartments         23        1967           05/01/95         40 years
  Tallahassee, FL
Mission Trace Apartments            36        1989           05/01/96     5 - 40 years
  Tallahassee, FL
Phoenix Apartments               1,296        1971           01/31/86     5 - 40 years
  Tulsa, OK
Riverside Apartments                99        1991           08/18/95     5 - 40 years
  Austin, Texas
Southern Elms Apartments           266        1968           11/17/88     5 - 40 years
  Tulsa, OK

Commercial
----------
One Turtle Creek
 Office Complex                  1,389        1969           03/31/92     5 - 40 years
   Dallas, TX
Briarwest Shopping Center          266        1971           11/30/90     5 - 40 years
  Houston, TX
                             ---------
                                 5,575

PROPERTIES HELD FOR SALE

Cochonour  Farm/
 Residence                           -        1982           09/30/94          -
  Carroll County, MO
                            ----------
                                     -
                            ----------

Total                       $    5,575
                            ==========



--------------------
(1)  The aggregate cost for federal income tax purposes is $29,004.
(2)  Write-down of property due to permanent impairment.

                                                                    SCHEDULE III
                                                                     (Continued)

                             VINLAND PROPERTY TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                  1996        1995          1994
                                               ---------    ---------      -------
                                                     (dollars in thousands)
Reconciliation of real estate

Beginning balance ...........................  $  37,199    $  24,375      $23,821

Additions:
 Acquisitions and improvements ..............      5,208        6,136 (3)      787
 Foreclosures ...............................        -          8,058          241

Deductions:
 Write-downs ................................        -         (1,370)(1)     (474)(2)
 Sales ......................................    (14,343)        -            -
                                               ---------    ---------      -------

Balance at November 30, .....................  $  28,064    $  37,199      $24,375 (3)
                                               =========    =========      =======



Reconciliation of accumulated depreciation

Beginning balance ...........................  $   5,272    $   4,281      $ 3,383

Additions:
 Depreciation ...............................        914          991          898
Deductions:
 Sales ......................................       (611)          -            -
                                               ---------    ---------      -------

Balance at November 30, .....................  $   5,575    $   5,272      $ 4,281
                                               =========    =========      =======

-----------------------
(1) Write-down of Villas at Central Park due to permanent impairment.
(2) Write-down of Westover Valley Apartments due to reclassification of demolition reserve.
(3) Total 1994 real estate does include amounts expended on the Riverside lease during 1994 as they related to leased, rather than owned, real estate. These costs are included in 1995 additions pursuant to the exchange consummation in August 1995. See NOTE 3. "REAL ESTATE AND DEPRECIATION."

                                                                     SCHEDULE IV
                             VINLAND PROPERTY TRUST
                         MORTGAGE LOANS ON REAL ESTATE
                               November 30, 1996
                             (Dollars in thousands)



                           Interest          Maturity                                                          Prior
Description                  Rate              Date               Periodic Payment Terms                       Liens
-----------                --------          --------        ---------------------------------------           -----

FIRST MORTGAGE LOANS
--------------------

J. W. English et. al         10.00%            11/96         Monthly payments of interest only until        $    -
--------------------                                         maturity.
Secured by restaurant
and land located in
Houston, Texas, per-
sonal guarantees of J. W.
English and three cor-
porations controlled by
J.W. English, and a
pledge of partnership
interest by a J.W.
English partner.

N. Barakat
----------
Secured by condominium         (2)             12/98        Monthly payments of principal and interest           -
unit located in Cook Cty.,                                  based on 25 year amortization.
Illinois.

Brian E. Smith
--------------
Secured by condominium         (3)             07/99        Monthly payments of principal and interest           -
unit located in Cook Cty.,                                  based on 25 year amortization.
Illinois.

                                                                                                            ---------
Interest receivable                                                                                         $    -
                                                                                                            =========




                                                                       Principal Amount of
                                                      Carrying           Loans Subject to
                                   Face Amount         Amount          Delinquent Principal
Description                        of Mortgage      of Mortgage(1)         or Interest
-----------                        -----------      --------------     -------------------

FIRST MORTGAGE LOANS
--------------------

J. W. English et. al               $     600         $     600          $      600(4)
--------------------
Secured by restaurant
and land located in
Houston, Texas, per-
sonal guarantees of J. W.
English and three cor-
porations controlled by
J.W. English, and a
pledge of partnership
interest by a J.W.
English partner.

N. Barakat
----------
Secured by condominium
unit located in Cook Cty.,                68                66                   -
Illinois.

Brian E. Smith
--------------
Secured by condominium                    63                62                   -
unit located in Cook Cty.,
Illinois.

                                   ---------         ---------          ----------
                                   $     731               728          $      600
                                   =========                            ==========


Interest receivable                                          6
                                                     ---------
                                                     $     734
                                                     =========

--------------
(1)  The aggregate cost for federal income tax purposes is $428.
(2)  Interest rate is 6.00 % through November 1995 and 8.00% thereafter.
(3)  Interest rate is 7.00 % through June 1996 and 9.00% thereafter.
(4)  This note was fully collected in December 1996.

                                                                     SCHEDULE IV
                                                                     (Continued)


                             VINLAND PROPERTY TRUST
                         MORTGAGE LOANS ON REAL ESTATE



                             1996         1995            1994
                             ----         ----            ----
                                  (dollars in thousands)
Beginning balance ........   $731        $2,670          $3,480

Additions
  New mortgage loans .....      -           196              66
  Deferred interest ......      -             -              84

Deductions
  Collection of principal      (3)         (181)           (642)
  Other...................      -        (1,954)(1)        (318)(2)
                             ----        ------          ------
Balance at November 30, ..   $728        $  731          $2,670
                             ====        ======          ======

------------------------
(1) In-substance foreclosure of Polynesia Village Apartments.
(2) Conveyance of Cochonour farm and luxury residence and financing of Cochonour condominium.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not  applicable.
                          -------------------------

                                   PART III

ITEM 10.  TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT

Trustees

The affairs of Vinland Property Trust (the "Trust") are managed and controlled by a Board of Trustees (the "Board") presently consisting of four members. John A. Doyle (a Trustee since February 1994) resigned in September 1996, reducing the number of members of the Board to four. The Trustees are elected at the Annual Meeting of Shareholders or appointed by the incumbent Board and serve until the next Annual Meeting of Shareholders or until their respective successor has been duly elected.

The Trustees of the Trust are listed below, together with their ages, terms of service, all positions and offices with the Trust and Tarragon Realty Advisors, Inc., ("Tarragon") the Trust's advisor since March 1, 1994, their principal occupations, business experience, and directorships with other companies during the last five years or more. The designation "Affiliated" when used below with respect to a Trustee, means that the Trustee is an officer, director, or employee of Tarragon or an officer of the Trust. The designation "Independent", when used below with respect to a Trustee, means that the Trustee is neither an officer or employee of the Trust nor a director, officer, or employee of Tarragon, although the Trust may have certain business or professional relationships with such Trustee. See ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Certain Business Relationships."

CHESTER BECK:  Age 67, Trustee (Independent) (since May 1995)

  President (since March 1995) Highland Funding Corp., a mortgage brokerage firm; National Sales Manager (January 1994 to March 1995) Columbia Equities Limited, a real estate financing entity; Senior Vice President (April 1992 to January 1994) Peregrine Mortgage Company, Inc., an FHA approved mortgagee specializing in multifamily and health care project financing; Senior Vice President (1988 to March 1992) Related Mortgage Corporation, an FHA Coinsurer and Approved Mortgagee.

WILLIE K. DAVIS:  Age 65, Trustee (Independent) (since October 1988).

  President (1971 to 1985) and Chairman and 50% shareholder (since 1985) of Mid-South Financial Corporation, holding company for Mid-South Mortgage Company and Gibbs Mortgage Company; President (since 1978) and Chairman and sole shareholder (since December 1985) of FMS, Inc., a property management and real estate development firm; Director (since 1987) of Southtrust Bank of Middle Tennessee; Trustee and Treasurer (since 1986) of Baptist Hospital, Inc., a Tennessee general welfare not-for-profit corporation; Director (since 1988) of Middle Tennessee Medical Center, a Tennessee general welfare not-for-profit corporation; Trustee or Director (October 1988 to March 1995) of Continental Mortgage and Equity Trust
  ("CMET"),    Income  Opportunity  Realty  Trust ("IORT"), and
  Transcontinental Realty Investors, Inc. ("TCI"); and Trustee (October 1988 to March 1995) of National Income Realty Trust ("NIRT").

ITEM 10.  TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT
     (Continued)

Trustees (Continued)

WILLIAM S. FRIEDMAN:  Age 53, Trustee (Affiliated)

  Trustee (since March 1988), Chief Executive Officer (since December 1993), President (since December 1988), Acting Chief Financial Officer (May 1990 to February 1991), Treasurer (August to September 1989), and Acting
  Principal Financial and Accounting Officer (December 1988 to August 1989) of the Trust and NIRT; Trustee or Director (March 1988 to February 1994), Chief Executive Officer (December 1993 to February 1994), President
  (December 1988 to February 1994), Acting Chief Financial Officer (May 1990 to February 1991), Treasurer (August to September 1989), and Acting
  Principal Accounting Officer (December 1988 to August 1989) of CMET, IORT, and TCI; Director and Chief Executive Officer (since December 1990) of Tarragon; President (February 1989 to March 1993) and Director (February to December 1989) of Basic Capital Management, Inc. ("BCM"), the Trust's advisor from March 1989 to March 1994; General Partner (1987 to March
  1994) of Syntek Asset Management, L.P. ("SAMLP"), which is the General
  Partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP"); Director and President (March 1989 to February 1994) and
  Secretary (March 1989 to December 1990) of Syntek Asset Management, Inc. ("SAMI"), the Managing General Partner of SAMLP and a corporation owned by BCM; President (1982 to October 1990) of Syntek Investment Properties, Inc. ("SIPI"), which has invested in, developed, and syndicated real estate through its subsidiaries and other related entities since 1973; Director and President (1982 to October 1990) of Syntek West, Inc. ("SWI"); Vice President (1984 to October 1990) of Syntek Finance Corporation; Director (1981 to December 1992), President (July 1991 to December 1992), Vice President and Treasurer (January 1987 to July 1991), and Acting Chief Financial Officer (May 1990 to February
  1991) of American Realty Trust, Inc. ("ART"); practicing Attorney (since 1971) with the Law Offices of William S. Friedman; Director and Treasurer (November 1989 to February 1991) of Carmel Realty Services, Inc. ("CRSI"); Limited Partner (January 1991 to December 1992) of Carmel Realty Services, Ltd. ("Carmel, Ltd.").

MICHAEL E. SMITH:  Age 54, Trustee (Independent) (from October 1988 to August
                   1991 and since May 1995)

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

ITEM 10.  TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT
(Continued)

Litigation and Claims Involving Mr. Friedman Related to Southmark Corporation

Separation of Messrs. Phillips and Friedman from Southmark. Until January 1989, William S. Friedman was an executive officer and director of Southmark Corporation ("Southmark"), serving as Vice Chairman of the Board (since 1982), Director (since 1980), and Secretary (since 1984) of Southmark. As a result of a deadlock on Southmark's Board of Directors, Mr. Friedman and Gene E. Phillips (who served as Trustee of the Trust until December 31, 1992) reached a series of related agreements (later modified) with Southmark on January 17, 1989 (collectively, the "Separation Agreement"), whereby Messrs. Friedman and Phillips resigned their positions with Southmark and certain of Southmark's subsidiaries and affiliates. Southmark filed a voluntary petition in bankruptcy under Chapter 11 of the United States Bankruptcy Code on July 14, 1989. Subsequent to the filing of the Southmark bankruptcy, several lawsuits were filed against Southmark, its former officers and directors (including Mr. Friedman), and others, alleging, among other things, that such persons and entities misrepresented the financial condition of Southmark. Mr. Friedman denies all of such allegations. Those lawsuits in which Mr. Friedman was also involved as a defendant during the last five years are summarized below. The Trust was not a defendant in any of these lawsuits, all of which have been dismissed or settled.

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

     Mr. Friedman also served as a director of Pacific Standard Life Insurance Company ("PSL"), a wholly-owned subsidiary of Southmark, from October 1984 to January 1989. In a proceeding brought by the California Insurance Commissioner (the "Commissioner"), a California Superior Court appointed a conservator for PSL on December 11, 1989.

     On October 12, 1990, the Commissioner filed suit against the former directors of PSL (including Mr. Friedman) seeking damages of $12 million and additional punitive damages. Such lawsuit alleged, among other things, that the defendants knowingly and willfully conspired among themselves to breach their duties as directors of PSL to benefit Southmark. Such suit further alleged that PSL's board of directors failed to convene meetings and delegated to Mr. Phillips authority to make decisions regarding loans, investments, and other transfers and exchanges of PSL assets. In August 1993, five former directors of PSL, including Mr. Friedman, settled this lawsuit without admitting any liability (the "PSL Settlement"). At that time, a judgment was entered securing certain payments agreed to be made by Mr. Friedman and other individuals. After making two of the scheduled payments, the payment due in November 1994 was not made. After discussions and additional litigation, effective December 13, 1995, the Commissioner and Messrs. Phillips and Friedman entered into a modification of the PSL Settlement (the "PSL Modification") pursuant to which the $4,450,000 balance of the original payments is to be paid without interest over a ten-year period. Mr. Friedman's liability terminates when the Commissioner has received an aggregate of $1.2 million under the PSL Modification. Tarragon has guaranteed 80% of each of Mr. Friedman's scheduled payments under the PSL Modification.

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

     San Jacinto Savings Association. On November 30, 1990, San Jacinto Savings Association ("SJSA"), a savings institution that had been owned by Southmark since 1983, was placed under conservatorship of the Resolution Trust Corporation ("RTC") by federal banking authorities. The Office of Thrift Supervision ("OTS") also conducted a formal investigation of SJSA and its affiliates. During late November 1994, Mr. Friedman entered into certain agreements with the RTC and OTS settling all claims relating to (i) his involvement with SJSA and (ii) any guarantor arrangement of Mr. Friedman as to other financial institutions taken over by the RTC. Pursuant to such arrangements, Mr. Friedman and certain other respondents (including Mr. Phillips) agreed to pay restitution over a 10 year period in the amount of $20 million. Mr. Friedman's liability terminated on September 30, 1996, when the respondents as a group had paid a total of $4 million out of the total requirement. Mr. Friedman also consented to an order prohibiting him from participating in the conduct of the affairs of an insured depository institution without the prior written approval of the Director of OTS and agreed to submit certain information to the OTS on a periodic basis. Such arrangements constitute an order limiting Mr. Friedman from engaging in a type of business practice.

Board Committees

The Board held three meetings and acted by written consent three times during fiscal 1996. For such year, no incumbent Trustee attended fewer than 75% of the aggregate of (i) the total number of meetings held by the Board of Trustees and (ii) the total number of meetings held by all committees of the Board of Trustees on which he served during the periods that he served.

The Board has an Audit Committee, the function of which is to review the Trust's operating and accounting procedures. Mr. Davis, an Independent Trustee, is the Chairman of the Audit Committee. Mr. Beck is also a member of the Audit Committee. The Audit Committee met once during fiscal 1996.

The Board also has an Option Committee which is currently comprised of two Trustees, Messrs. Friedman and Smith, which determines grants under the Share Option and Incentive Plan. The Option Committee acted by written consent three times during fiscal 1996.

The Board of Trustees has no other committees.

Executive Officers

William S. Friedman, President and Chief Executive Officer, currently serves as the only executive officer of the Trust. His position with the Trust is not subject to a vote of shareholders. Mr. Friedman's age, term of service, all positions and offices with the Trust and Tarragon, other principal occupations, business experience, and directorships with other companies during the last five years or more are set forth above.

ITEM 10.  TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT
(Continued)

Officers

Although not executive officers of the Trust, the following persons currently serve as officers of the Trust. Their positions with the Trust are not subject to a vote of shareholders. Their ages, terms of services, all positions and offices with the Trust and Tarragon, other principal occupations, business experience, and directorships with other companies during the last five years are set forth below:

BRUCE SCHNITZ:  Age 47, Chief Operating Officer.

  Chief Operating Officer (since January 1996) of the Trust, NIRT, and Tarragon; President and Chief Executive Officer (1993-1994) of McNeil Acquisition Corporation; President, Chief Operating Officer, and Director (1991-1993), McNeil Real Estate Management, Inc.; Executive Vice President (1989-1991) Southmark Corporation; President and Chief Executive Officer (1986-1991) Southmark Public Syndications.

ROBERT C. IRVINE:  Age 47, Executive Vice President and Chief Financial
                   Officer.

  Chief Financial Officer (since September 1996) of the Trust, NIRT, and Tarragon; Executive Vice President and Chief Financial Officer of FYI, Inc. (February 1996 to July 1996); Executive Vice President, Secretary, Treasurer, Chief Financial Officer, and a director of McNeil Real Estate Management, Inc., and a Vice President of McNeil Investors, an affiliated entity (1991-1995); and Certified Public Accountant (since 1977).

CHRIS W. CLINTON:  Age 50, Senior Vice President - Asset Management.

  Senior Vice President - Asset Management (since May 1995), and Senior Vice President - Commercial Asset Management (March 1994 to April 1995) of the Trust and NIRT; Senior Vice President (since March 1994) of Tarragon;
  Vice President (October 1988 to March 1994) of the Trust, ART, CMET, IORT, NIRT, TCI, and BCM.

R.W. LOCKHART:  Age 51, Senior Vice President - Asset Management.

  Senior Vice President - Asset Management (since May 1995) of the Trust and NIRT; Senior Vice President (since March 1994) of Tarragon; Independent Consultant (March 1992 to February 1994); Senior Vice President (July 1989 to March 1992) of BCM and CRSI.

TODD C. MINOR:  Age 38, Treasurer.

  Treasurer (since December 1996), Senior Vice President - Mortgage Servicing and Financing (May 1995 to November 1996), and Senior Vice President - Finance (March 1994 to April 1995 and from July 1993 to January 1994) of the Trust and NIRT; Senior Vice President (since March
  1994) of Tarragon; Senior Vice President - Finance (July 1993 to March
  1994) of BCM, ART, CMET, IORT, and TCI; Vice President (January 1989 to July 1993) of BCM and (April 1991 to July 1993) of the Trust, ART, CMET, IORT, NIRT, and TCI.

ITEM 10.  TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT
(Continued)

Officers (Continued)

ERIN D. DAVIS:  Age 35, Vice President and Chief Accounting Officer.

  Vice President and Chief Accounting Officer (since September 1996) of the Trust, NIRT, and Tarragon; Accounting Manager of the Trust, NIRT, and Tarragon (June 1995 to August 1996); Senior Associate, BDO Seidman (January 1993 to June 1995); Senior Accountant and other positions with E&Y Kenneth Leventhal Real Estate Group (formerly Kenneth Leventhal & Company) (January 1988 to December 1992); and Certified Public Accountant (since 1990).

LAWRENCE S. HARTMAN:  Age 31, Vice President and Secretary.

  Vice President and Secretary of the Trust and NIRT (since June 1996); Vice President of Tarragon (since May 1996); Associate (March 1994 through May
  1996), Coudert Brothers; Partner (September 1990 through March 1994), Anderson, Kill, Olick & Oshinsky.

In addition to the foregoing officers, the Trust has other officers who are not listed herein.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Under the securities laws of the United States, the Trust's Trustees, certain officers, and any persons holding more than ten percent of the Trust's shares of beneficial interest are required to report their ownership of the Trust's shares and any changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established, and the Trust is required to report any failure to file by these dates during fiscal 1996. Except as noted below, all of these filing requirements were satisfied. In making these statements, the Trust has relied on the written representations of its incumbent Trustees and officers, its ten percent holders, and copies of the reports that they have filed with the Commission.

The following reports filed under Section 16(a) of the Securities Exchange Act of 1934, as amended, during or with respect to the fiscal year ended November 30, 1996, were not filed on a timely basis: Forms 4 of Messrs. Beck, Davis, and Smith for the options received by each December 1, 1995, and Form 4 of Mr. Smith for the purchase of shares of beneficial interest of the Trust in July 1996.

The Advisor

Although the Board is directly responsible for managing the affairs of the Trust and for setting the policies which guide it, the day-to-day operations of the Trust are performed by an advisory firm which operates under the supervision of the Board pursuant to a written advisory agreement approved by shareholders. The duties of the advisor include, among other things, locating, investigating, evaluating, and recommending real estate and mortgage loan investment and sale opportunities and financing and refinancing sources for the Trust. The advisor also serves as a consultant in connection with the business plan and investment policy decisions made by the Trust's Board.

ITEM 10.  TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT
(Continued)

The Advisor  (Continued)

Consolidated Capital Equities Corporation ("CCEC"), the sponsor and original advisor of the Trust, was replaced as advisor on August 1, 1988, by Consolidated Advisors, Inc. ("CAI"), the parent of CCEC. On December 2, 1988, CCEC filed a petition seeking reorganization under Chapter 11 of the United States Bankruptcy Code in the United States District Court for the Northern District of Texas. Mr. Friedman was a director of CCEC and CAI from March 1988 through January 1989. Mr. Doyle, who served as Chief Financial Officer and a Trustee of the Trust until September 1996, was President, Chief Executive Officer, Chief Operating Officer, and sole director of CCEC from April 1989 through October 1990. Southmark was a controlling shareholder of The Consolidated Companies, the parent of CAI, from March 1988 through February 1989.

BCM served as the Trust's advisor from March 1989 through February 1994. Mr. Friedman served as President of BCM until May 1, 1993. BCM is beneficially owned by a trust for the benefit of the children of Mr. Phillips, who served as a Trustee of the Trust until December 7, 1992. BCM also serves as advisor to CMET, IORT, TCI, and ART and served as advisor to NIRT until March 31, 1994. Mr. Friedman, President and Chief Executive Officer of the Trust, also serves as President and Chief Executive Officer of NIRT. BCM also performs certain administrative functions for NRLP and NOLP, the operating partnership of NRLP, on a cost-reimbursement basis. Mr. Friedman resigned from his positions with CMET, IORT, and TCI in February 1994, from his position as an executive officer and director of ART in December 1992, and from his position with NRLP in March 1994 to concentrate his attention on the Trust, NIRT, and Tarragon.

Tarragon has provided advisory services to the Trust since March 1, 1994. At the annual meeting of shareholders held on November 20, 1995, the shareholders approved the renewal of the advisory agreement dated April 1, 1995, between Tarragon and the Trust. Mr. Friedman serves as a Director and Chief Executive Officer of Tarragon. Tarragon is owned by Mr. Friedman and Lucy N. Friedman, his wife. The Friedman family owns approximately 27% of the outstanding shares of the Trust.

The provisions of the Trust's initial advisory agreement with Tarragon dated February 15, 1994, were substantially the same as those of the prior BCM advisory agreement. The BCM advisory agreement provided for BCM to receive an annual base advisory fee of $300,000. The Tarragon initial advisory agreement called for an annual base advisory fee of $50,000 (which was paid upon execution on March 1, 1994) plus an incentive advisory fee equal to 16% of the Trust's adjusted funds from operations before deduction of the advisory fee. Adjusted funds from operations is defined as funds from operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts, plus any loss due to the write-down or sale of any real property or mortgage loan acquired prior to January 1, 1989. FFO represents net income <loss>, computed in accordance with generally accepted accounting principles, before gains (or losses) from the sales of properties and debt restructurings, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The incentive fee was cumulative within any fiscal year to maintain the 16% per annum rate.

The initial advisory agreement was amended and revised, effective April 1, 1995, with the revised advisory agreement. By unanimous consent, the Board approved certain revisions to the initial advisory agreement which was approved by the shareholders at the November 1995 annual meeting. The revised advisory agreement is very similar to the initial advisory agreement but eliminates the $50,000 annual base fee, the incentive sales compensation, and mortgage loan acquisition commissions and makes various technical changes designed to further clarify the responsibilities of Tarragon. In addition, the revised advisory agreement provides that real estate brokerage commissions shall be payable to Tarragon and its affiliates only following specific approval by the Board for each transaction rather than pursuant to a general agreement.

ITEM 10.  TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT
(Continued)

The Advisor  (Continued)

The following table sets forth the changes or alterations in compensation payable to the advisor under the BCM advisory agreement and the Tarragon advisory agreements during the periods indicated:


COMPENSATION
 DESCRIPTION                               ADVISOR; EFFECTIVE DATES OF ADVISORY AGREEMENT
----------------------  ---------------------------------------------------------------------------------------
                                BCM                         TARRAGON                    TARRAGON
                        -----------------------------  ---------------------------  ---------------------------
                        JUL 1993 - FEB 1994            MAR 1994 - MAR 1995           APR 1995 - PRESENT
                        -----------------------------  ---------------------------  ---------------------------

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

Mortgage brokerage      The lesser of (i) 1% of        The lesser of (i) 1% of      The lesser of (i) 1% of
and refinancing fees    the amount of loan or          the amount of loan or        the amount of loan or
                        amount refinanced or           amount refinanced or         amount refinanced or
                        (ii) a fee which is            (ii) a fee which is          (ii) a fee which is
                        reasonable and fair            reasonable and fair          reasonable and fair
                        under the circumstances        under the circumstances      under the circumstances

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

Real estate brokerage   The lesser of (i) 5%           None - included in           Subject to approval by the
commissions             (inclusive of fees paid        "Incentive Sales             Board, may pay if the
                        to nonaffiliated               Compensation" below          Advisor or affiliate acts as
                        brokers) of sales price                                     the broker upon purchase
                        or (ii) compensation                                        or sale, in amounts not to
                        customarily charged in                                      exceed customary fees
                        arm's-length                                                charged by nationally
                        transactions                                                recognized real estate
                                                                                    brokers for normal, similar
                                                                                    transactions

                                       51

ITEM 10.  TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT
(Continued)

The Advisor  (Continued)

COMPENSATION
 DESCRIPTION                        ADVISOR; EFFECTIVE DATES OF ADVISORY AGREEMENT
--------------------  -------------------------------------------------------------------------
                             BCM                    TARRAGON                  TARRAGON
                      -----------------------  ------------------------  ----------------------
                      JUL 1993 - FEB 1994      MAR 1994 - MAR 1995         APR 1995 - PRESENT
                      -----------------------  ------------------------  ----------------------

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


The following discussion pertains to the initial and revised advisory agreements with Tarragon as well as the BCM advisory agreement.

If and to the extent that the Trust were to request the advisor or an affiliate of the advisor to render services for the Trust other than those specifically required by the advisory agreement, such services would be separately compensated on terms to be agreed upon between such party and the Trust from time to time. In the past, the Trust had engaged Carmel, Ltd., an affiliate of BCM, to provide property management services for the Trust's properties. Since March 1, 1994, Tarragon has provided property management services for the Trust's properties. Since April 1, 1996, Tarragon Management, Inc., ("TMI") a wholly-owned subsidiary of Tarragon, has also provided management services for the Trust's properties. The Trust also engaged, on a non-exclusive basis, CRSI, also an affiliate of BCM, to perform brokerage services for the Trust until February 28, 1994.

The advisor is required to formulate and submit annually for approval by the Board a budget and business plan for the Trust containing a twelve-month forecast of operations and cash flow, a general plan for asset sales or acquisitions, lending, foreclosure, and borrowing activity, and other investments, and the advisor is required to report quarterly to the Board on the Trust's performance against the business plan. In addition, all transactions or investments by the Trust shall require prior approval by the Board unless they are explicitly provided for in the approved business plan or are made pursuant to authority expressly delegated to the advisor by the Board.

ITEM 10.  TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT
(Continued)

The Advisor  (Continued)

The advisory agreements also require prior approval of the Board for retention of all consultants and third party professionals, other than legal counsel. The agreements provide that the advisor shall be deemed to be in a fiduciary relationship to the Trust's shareholders; contains guidelines for the advisor's allocation of investment opportunities as among itself, the Trust, and other entities it advises; and contains a broad standard governing the advisor's liability for losses incurred by the Trust. Under the advisory agreements, none of the advisors nor any of its shareholders, directors, officers, or employees shall be liable to the Trust, the Trustees, or the holders of securities of the Trust for any losses from the operations of the Trust if the advisor had determined, in good faith, that the course of conduct which caused the loss or liability was in the best interests of the Trust, and the loss or liability was not the result of negligence or misconduct by the advisor.

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

Under the advisory agreements (as required by the Declaration of Trust) all or a portion of the annual advisory fee must be refunded by the advisor to the Trust if the Operating Expenses, as defined, exceed certain limits based on book value, net asset value, and net income of the Trust during such fiscal year. In 1993, the operating expense limitation required BCM to refund $146,000 of the 1993 advisory fee. In August 1994, the Trust accepted a promissory note from BCM for the outstanding balance of 1993 advisory fees. This unsecured note accrued interest at 12% per annum, called for monthly payments of $10,000, and all outstanding principal and interest was paid in full on October 1, 1995.

The Declaration of Trust requires shareholder approval for any renewal of the advisory agreement.

The advisory agreement may be assigned only with the prior consent of the Trust.

The directors and principal officers of Tarragon are set forth below:


WILLIAM S. FRIEDMAN:  Director and Chief Executive Officer

BRUCE A. SCHNITZ:     Chief Operating Officer

ROBERT C. IRVINE:     Executive Vice President and Chief Financial Officer

CHRIS W. CLINTON:     Senior Vice President

ROBERT W. LOCKHART:   Senior Vice President

TODD C. MINOR:        Treasurer

ERIN D. DAVIS:        Vice President and Chief Accounting Officer

ITEM 10.  TRUSTEES, EXECUTIVE OFFICERS, AND ADVISOR OF THE REGISTRANT
(Continued)

The Advisor  (Continued)

LAWRENCE S. HARTMAN:                          Vice President and Secretary

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

Commencing March 1, 1994, Tarragon has provided property management services to the Trust for a fee of 4.5% of the monthly gross rents collected. Until April 1996, Tarragon subcontracted with other entities for the provision of the property-level management services to the Trust. TMI currently provides property-level management services to the Trust's multifamily properties for a fee of 4.5% of the monthly gross rents collected, while the property-level management services are provided by subcontractors for the Trust's commercial properties.

Real Estate Brokerage

Prior to December 1, 1992, affiliates of BCM provided brokerage services to the Trust and received brokerage commissions in accordance with the respective advisory agreement. From December 1, 1992 through March 1994, the Board approved the non-exclusive engagement by the Trust of CRSI to provide brokerage services for the Trust. Under the brokerage agreement, CRSI was entitled to receive a real estate acquisition commission for locating and negotiating the lease or purchase by the Trust of any property equal to the lesser of (i) up to 3% of the purchase price, inclusive of commissions, if any, paid by the Trust to other brokers or (ii) the compensation customarily charged in arm's-length transactions by others rendering similar property acquisition services in the same geographical location and for comparable property. Any commissions paid to CRSI by the seller were to be credited against the commission to be paid by the Trust. CRSI was also entitled to receive a real estate sale commission for the sale of each Trust property equal to the lesser of (i) 3% (inclusive of fees, if any, paid by the Trust to other brokers) of the sales price of each property or (ii) the compensation customarily charges in arm's-length transactions paid by others rendering similar services in the same geographic location for comparable property.

Since March 1, 1994, Tarragon's real estate brokerage affiliate has been available to and may act as a broker in both purchases and sales of Trust property with commissions payable in amounts customarily charged in arm's-length transactions by others rendering similar property acquisition services in the same geographical location and for comparable property. Such commissions require Board approval.










                     [This space intentionally left blank.]

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

The Independent Trustees are paid an annual stipend directly by the Trust and granted certain share options, as discussed below. The Independent Trustees
(i) review the business plan of the Trust to determine that it is in the best interest of the Trust's shareholders, (ii) review the Trust's contract with the advisor, (iii) supervise the performance of the Trust's advisor and review the reasonableness of the compensation which the Trust pays to its advisor in terms of the nature and quality of services performed, (iv) review the reasonableness of the total fees and expenses of the Trust, and (v) select, when necessary, a qualified independent real estate appraiser to appraise properties acquired by the Trust. Since June 1, 1993, the Independent Trustees receive compensation in the amount of $6,000 per year plus reimbursement of expenses. In addition, each Independent Trustee receives (i) $3,000 per year for each committee of the Board of Trustees on which he serves, (ii) $2,500 per year for each committee chairmanship, and (iii) $1,000 per day for any special services rendered by him to the Trust outside of his ordinary duties as Trustee plus reimbursement for expenses related to services specifically requested by the Board.

Pursuant to the approval of the Independent Trustee Share Option Plan (the "Trustee Plan") at the November 1995 Shareholder meeting, the Trust issued to each of the three Independent Trustees on November 20, 1995, options to
purchase 600 Post-Split Shares (a total of 1,800 shares).   The exercise price
of the options is equal to the market price on the grant date. The options expire on the earlier of the first anniversary of the date on which a Trustee ceases to be a Trustee of the Trust or ten years from the date of grant , and are exercisable at any time between the date of grant and the Termination Date. These options have been adjusted to give effect to the one-for-five reverse share split effective December 1, 1995. In addition, for each year such Trustee continues to serve as a Trustee, he will be awarded an option covering 300 Post-Split Shares on December 1 of each year. Accordingly, on each of December 1, 1995 and 1996, the Trust issued to each Independent Trustee additional options covering 300 Post-Split Shares (a total of 1,800 shares) with exercise prices equal to the market price on the dates of grant and the same Termination Date as the options granted in November 1995. The Trustee Plan provides for a total of 60,000 Post-Split Shares.

During fiscal 1995, fees paid to the Independent Trustees totaled $28,250 for all services, including the annual stipend, as follows: Willie K. Davis, $7,500; Dan L. Johnston ( a Trustee from December 1992 to May 1995), $3,000; Raymond V. J. Schrag (a Trustee from October 1988 to May 1995), $5,750; Carl Weisbrod (a Trustee from February 1994 to May 1995), $3,000; Bennett B. Sims (a Trustee from December 1992 to May 1995), $3,000; Michael E. Smith, $3,000; and Chester Beck, $3,000. Additionally, Tarragon paid Mr. Johnston $34,000 during 1995 for legal services provided to Tarragon. Mr. Schrag has also served as a lawyer to Mr. Friedman's family for several years.

During fiscal 1996, fees paid to the Independent Trustees totaled $26,250 for all services, including the annual stipend, as follows: Willie K. Davis, $14,250; Michael E. Smith, $6,000; and Chester Beck, $6,000.











                     [This space intentionally left blank.]

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners. The following table sets forth the ownership of the Trust's shares of beneficial interest, both beneficially and of record, both individually and in the aggregate, for those persons or entities known by the Trust to be beneficial owners of more than 5% of its shares of beneficial interest as of the close of business on February 4, 1997.

                                        Amount and Nature
                                            of Beneficial          Percent of
Name and Address of Beneficial Owner        Ownership               Class (1)
------------------------------------  ---------------------------  ----------
Lucy N. Friedman                      363,803 (2) (3) (4) (5) (6)    27.1%
280  Park Avenue
East Building, 20th Floor
New  York, NY  10017

---------------------------
(1) Percentages are based upon 1,343,359 shares of beneficial interest outstanding at February 4, 1997.

(2) Includes 270,007 shares owned by Lucy N. Friedman, William S. Friedman's wife. Also includes 29,750 shares owned by Tarragon Capital Corporation, ("TCC"), of which Mrs. Friedman and Mr. Friedman are executive officers and directors. Mrs. Friedman may be deemed to be a beneficial owner by virtue of her position as an executive officer, director, and more than 10% shareholder of such company.

(3) Includes 43,046 shares owned by Tarragon Partners, Ltd., of which Mrs. Friedman and Mr. Friedman are Limited Partners and TCC is the general partner.

(4) Includes 19,000 shares owned by Beachwold Partners, L.P., of which Mrs. Friedman and Mr. Friedman are general partners and their four children are limited partners.

(5) Does not include 7,750 shares owned Tanya Friedman or 2,000 shares owned by Ezra Friedman, adult children of Mrs. Friedman. Mrs. Friedman disclaims beneficial ownership of such shares.

(6) Includes 2,000 shares owned by Mrs. Friedman's minor sons Gideon and Samuel.

Security Ownership of Management. The table below sets forth the ownership of the Trust's shares of beneficial interest, both beneficially and of record, both individually and in the aggregate, for the Trustees and executive officers of the Trust as of the close of business on February 4, 1997.

                           Amount and Nature
                             of Beneficial                   Percent of
Name of Beneficial Owner      Ownership                      Class (a)
------------------------  ------------------                 ----------
William S. Friedman         363,803  (b)(c)(d)(e)(f)(g)        27.1%

Chester Beck                  3,200  (h)                          *

Willie K. Davis               2,400  (i)                          *

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (Continued)


                                   Amount and Nature
                                    of Beneficial                   Percent of
Name of Beneficial Owner              Ownership                      Class (a)
------------------------           -----------------                ------------
Michael E. Smith                      2,200 (j)                         *

All Trustees                          371,603 (b)(c)(d)(e)(f)           27.7%
and Executive Officers                        (g)(h)(i)(j)(k)
as a group (4 individuals)

--------------------------
* less than 1%

(a) Percentages are based upon 1,343,359 shares of beneficial interest outstanding at February 4, 1997.

(b) Includes 270,007 shares owned by William S. Friedman's wife, Lucy N. Friedman. Mrs. Friedman has complete control over the shares owned by her, and Mr. Friedman disclaims beneficial ownership of such shares.

(c) Includes 29,750 shares owned by TCC.

(d) Includes 43,046 shares owned by Tarragon Partners, Ltd.

(e) Includes 19,000 shares owned by Beachwold Partners, L.P.

(f) Does not include 7,750 shares owned by Tanya Friedman or 2,000 shares owned by Ezra Friedman, adult children of Mr. Friedman. Mr. Friedman disclaims beneficial ownership of such shares.

(g) Includes 2,000 shares owned by Mr. Friedman's minor sons Gideon and Samuel.

(h) Includes 2,000 shares owned by Chester Beck directly and 1,200 shares covered by three separate presently exercisable options.

(i) Includes 1,200 shares owned by Willie K. Davis directly and 1,200 shares covered by three separate presently exercisable options.

(j) Includes 1,000 shares owned by Michael E. Smith directly and 1,200 shares covered by three separate presently exercisable options.

(k) All Trustees and Executive Officers not listed on the above schedule do not own any Trust shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Business Relationships

Since March 1, 1994, Tarragon has served as the Trust's advisor pursuant to an advisory agreement. Mr. Friedman serves as Director and Chief Executive Officer of Tarragon. Tarragon is owned by Mr. Friedman and Lucy N. Friedman, his wife. The Friedman family owns approximately 27% of the outstanding shares of the Trust.

Since April 1, 1994, Tarragon has also served as NIRT's advisor. Mr. Friedman also serves as a Trustee, President, and Chief Executive Officer of NIRT. NIRT has the same relationship with Tarragon as the Trust. Mr. Friedman owes fiduciary duties to NIRT as well as the Trust under applicable law.

From March 1994 to October 1996, Tarragon occupied office space at the Trust's One Turtle Creek Office Complex, which served as the Trust's executive offices. Tarragon and affiliates paid the Trust annual rent of $12.00 per square foot during such period which was at least equal to rent paid the Trust by unaffiliated tenants for similar space.

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

In May 1995, the Trust purchased three apartment complexes: Collegewood, Florida Towers, and Jefferson Towers, located in Tallahassee, Florida, for $2.5 million, subject to an existing nonrecourse wrap mortgage of $2.4 million. Concurrently with the assumption of the loan on June 5, 1995, the Trust paid down the mortgage by $300,000.

The Trust purchased the above properties from Investors Florida Capitol Fund II, Ltd., a Florida limited partnership (the "Seller"). Investors General, Inc. ("IGI"), which owns a 1% general partnership interest in the Seller, is owned by Investors General Acquisition Corporation ("IGAC"). John A. Doyle, Trustee and Chief Financial Officer of the Trust until September 1996 is a 62.5% stockholder of IGAC. Mr. Doyle also served as Director and President and was 50% owner of Tarragon until September 1996. The purchase price of the properties was based on their fair market values, and the entire transaction was approved by a majority of the limited partners of the Seller as well as the unaffiliated Trustees of the Trust. IGI and Messrs. Friedman and Doyle abstained in the votes.

On June 30, 1989, the Trust purchased from First City, Texas - Houston ("First City"), a $1.2 million first lien mortgage note ("the Cochonour Note") with respect to which an individual was the borrower, secured in part by a lien on a thoroughbred horse breeding farm located in Carroll County, Missouri, and a personal guarantee from a third party who, at the time, was an officer of First City. Until November 30, 1992, F.C. MacArthur, Inc., a wholly-owned subsidiary of Collecting Bank, N.A., owned approximately 16% of the outstanding shares of beneficial interest of IORT and 4% of the outstanding shares of common stock of TCI. First City performed substantial management and investment functions for Collecting Bank, N.A. At the time, the Trustees of the Trust also served as trustees or directors to IORT and TCI, and, at that time, IORT and TCI were deemed to be "related parties." At present, none of the current Trustees also serve as a trustee of IORT or a director of TCI. The note matured on December 7, 1990. In September 1991, the guarantor provided additional collateral in the form of first lien mortgages and assignments of mortgages on condominium units located in Cook County, Illinois. In return, the Trust extended the maturity date of the note to December 7, 1995, and all accrued but unpaid interest was added to principal, and the outstanding principal balance of the note was increased to $1.4 million. During 1993 and 1994, eighteen of the twenty condominium units securing the Cochonour note receivable were sold, and, in accordance with the terms of the note, the proceeds of such sales were applied to reduce the principal balance of the note. In connection with the sale of three units, the Trust accepted five-year notes in the principal amounts of $69,900, $73,000 and $66,400, secured by each respective unit. Terms of the condominium notes provide for monthly payments of principal and interest, based upon a 25-year amortization, with the unpaid principal balance due at the notes' maturities. The notes bear interest from 6% to 7% per annum for the first two years and from 8% to 9% per annum thereafter. In September 1994, the Trust and the borrower agreed to a settlement of the Cochonour Note. Under the agreed-upon terms, a portion of the collateral property, a farm and luxury residence in Carroll County, Missouri, was conveyed to the Trust. In April 1995, the two remaining condominium units securing the note were sold, and the net proceeds of sale were remitted to the Trust for application against and payment in full of the principal balance of the Cochonour Note of $110,000. Also in April 1995, one of the condominium notes in the amount of $66,000 was paid in full.

In fiscal 1995, the Trust incurred fees and expenses paid to Tarragon of $146,000 in advisory fees, $53,000 in equity refinancing fees, $83,000 in property management fees, and expense reimbursements of $165,000.

In fiscal 1996, the Trust incurred fees and expenses paid to Tarragon and TMI of $181,000 in advisory fees, $43,000 in acquisition fees, $194,000 in brokerage commissions, $235,000 in property management fees, and expense reimbursements of $232,000.

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

 The Declaration of Trust defines "Affiliate" as follows:

 [A]s to any Person, any other Person who owns beneficially, directly, or indirectly 1% or more of the outstanding capital stock, shares, or equity interests of such Person or of any other person which controls, is controlled by, or is under common control with such Person or is an officer, retired officer, director, employee, partner, or trustee of such Person or of any other Person which controls, is controlled by, or is under common control with such Person.










                     [This space intentionally left blank.]

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,  AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

1. Consolidated Financial Statements

Report of Independent Public Accountants - Arthur Andersen LLP

Consolidated Balance Sheets - November 30, 1996 and 1995

Consolidated Statements of Operations -
     Years Ended November 30, 1996, 1995, and 1994

Consolidated Statements of Shareholders' Equity -
     Years Ended November 30, 1996, 1995, and 1994

Consolidated Statements of Cash Flows -
     Years Ended November 30, 1996, 1995, and 1994

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Schedule III  -    Real Estate and Accumulated Depreciation

Schedule IV   -    Mortgage Loans on Real Estate

All other schedules are omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

3. Exhibits

The following exhibits are filed herewith or incorporated by reference as indicated:


Exhibit
Designation   Description of Exhibit
-----------  -----------------------

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)


Exhibit
Designation                   Description of Exhibit
-----------                   ----------------------
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

 4.1         Rights Agreement dated March 10, 1989, between Vinland Property
             Trust and American Stock Transfer and Trust Company (incorporated by reference to the Registrant's Registration Statement on Form 8-A dated March 10, 1989).

 4.2         Amendment No. 1 to Rights Agreement dated March 10, 1989, between
             Vinland Property Trust and American Stock Transfer and Trust
             Company (incorporated by reference to Exhibit No. 2 of Form 8
             Amendment to the Registrant's Registration Statement on Form 8-A dated August 2, 1993).

 4.3         Amendment No. 2 to Rights Agreement dated March 10, 1989, between
             Vinland Property Trust and American Stock Transfer and Trust
             Company (incorporated by reference to Exhibit No. 3 of Amendment
             No. 2 to the Registrant's Registration Statement on Form 8-A dated
             January 31, 1994).

 4.4         Amendment No. 3 to Rights Agreement dated March 10, 1989, between
             Vinland Property Trust and American Stock Transfer and Trust
             Company (incorporated by reference to Exhibit 4.4 to the Registrant's Form 10-K for the fiscal year ended November 30,
             1994).

 4.5         Indenture Agreement dated September 15, 1993, between Vinland
             Property Trust and American Stock Transfer and Trust Company
             (incorporated by reference to Exhibit No. 4.7 to the Registrant's
             Registration Statement No. 33-66294 on Form S-11).

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


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)


Exhibit
Designation                    Description of Exhibit
-----------                    -----------------------
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


       Date of Event        Date Filed               Items Reported
       -------------     ----------------   ----------------------------------
     October 23, 1996    November 7, 1996   Item 2.  Acquisition or Disposition
                                                     of Assets
                                            Item 7.  Financial Statements and
                                                     Exhibits

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VINLAND PROPERTY TRUST



Dated:  February  28, 1997                By: /s/ William S. Friedman
      --------------------------             --------------------------------
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


Signature                     Capacities in                   Date
                              which signed

/s/ William S. Friedman       President, Chief Executive      February  28, 1997
----------------------------  Officer, and Trustee            ------------------
William S. Friedman           (Principal Executive Officer)



/s/ Robert C. Irvine          Executive Vice President and    February  28, 1997
----------------------------  Chief Financial Officer         ------------------
Robert C. Irvine              (Principal Financial Officer)



/s/ Erin D. Davis             Vice President and              February  28, 1997
----------------------------  Chief Accounting Officer        ------------------
Erin D. Davis                 (Principal Accounting Officer)


/s/ Willie K. Davis           Trustee                         February  28, 1997
----------------------------                                  ------------------
Willie K. Davis

/s/ Chester Beck              Trustee                         February  28, 1997
----------------------------                                  ------------------
Chester Beck

/s/ Michael E. Smith          Trustee                         February  19, 1997
----------------------------                                  ------------------
Michael E. Smith

                              INDEX TO EXHIBITS

Exhibit
Designation   Description of Exhibit
-----------  -----------------------

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

 4.1         Rights Agreement dated March 10, 1989, between Vinland Property
             Trust and American Stock Transfer and Trust Company (incorporated by reference to the Registrant's Registration Statement on Form 8-A dated March 10, 1989).

 4.2         Amendment No. 1 to Rights Agreement dated March 10, 1989, between
             Vinland Property Trust and American Stock Transfer and Trust
             Company (incorporated by reference to Exhibit No. 2 of Form 8
             Amendment to the Registrant's Registration Statement on Form 8-A dated August 2, 1993).

 4.3         Amendment No. 2 to Rights Agreement dated March 10, 1989, between
             Vinland Property Trust and American Stock Transfer and Trust
             Company (incorporated by reference to Exhibit No. 3 of Amendment
             No. 2 to the Registrant's Registration Statement on Form 8-A dated
             January 31, 1994).

 4.4         Amendment No. 3 to Rights Agreement dated March 10, 1989, between
             Vinland Property Trust and American Stock Transfer and Trust
             Company (incorporated by reference to Exhibit 4.4 to the Registrant's Form 10-K for the fiscal year ended November 30,
             1994).

 4.5         Indenture Agreement dated September 15, 1993, between Vinland
             Property Trust and American Stock Transfer and Trust Company
             (incorporated by reference to Exhibit No. 4.7 to the Registrant's
             Registration Statement No. 33-66294 on Form S-11).

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


Exhibit
Designation                    Description of Exhibit
-----------                    -----------------------
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