Form 10-Q
period 1997-02-28
VINLAND PROPERTY TRUST
filed 1997-04-14
CIK 23593

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended FEBRUARY 28, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from...............to...................

                         Commission File Number 0-8003

                             VINLAND PROPERTY TRUST
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             California                                         94-2432628
---------------------------------------------               -------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
            or organization)                                Identification No.)


                  3100 Monticello, Suite 200, Dallas, TX 75205
            --------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (214) 599-2200
            --------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes X No
                                                ---  ---

Shares of Beneficial Interest, No par value                1,343,119
-------------------------------------------    -------------------------------
           (Class)                             (Outstanding  at  April 4,1997)

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements for the period ended February 28, 1997, have not been audited by independent certified public accountants, but, in the opinion of the management of Vinland Property Trust (the "Trust"), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Trust's consolidated financial position, consolidated results of operations, and consolidated cash flows at the dates and for the periods indicated have been included.

                             VINLAND PROPERTY TRUST
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                               February 28, November 30,
                                                               ------------ ------------
                                                                   1997         1996
                                                               ------------ ------------
                                                                (unaudited)  (audited)
              Assets
Notes and interest receivable .................................   $    128    $    734
Real estate held for sale .....................................        241         241
                                                                  --------    --------
                                                                       369         975
Less - allowance for estimated losses .........................       (241)       (241)
                                                                  --------    --------
                                                                       128         734
Real estate  held for investment (net of accumulated
  depreciation of $5,833 in 1997 and $5,575 in 1996) ..........     28,337      22,248

Investments in and advances to partnerships ...................        825       1,365
Cash and cash equivalents .....................................      1,848       2,684
Restricted cash ...............................................        401         479
Other assets, net .............................................      1,145       1,247
                                                                  --------    --------
                                                                  $ 32,684    $ 28,757
                                                                  ========    ========
           Liabilities and Shareholders' Equity
Liabilities
Notes, debentures, and interest payable .......................   $ 21,684    $ 17,516
Other liabilities .............................................        776       1,372
                                                                  --------    --------
                                                                    22,460      18,888
Commitments and contingencies

Minority interest .............................................        417          --

Shareholders' equity
Shares of beneficial interest, no par value; authorized shares, unlimited; shares issued and outstanding, 1,343,119 in 1997 and 1,344,576 in 1996 (after deducting 4,868 in 1997 and
  3,411 in 1996 held in treasury) .............................      2,237       2,239
Paid-in capital ...............................................     43,706      43,715
Accumulated distributions in excess of accumulated earnings ...    (36,136)    (36,085)
                                                                  --------    --------
                                                                     9,807       9,869
                                                                  --------    --------
                                                                  $ 32,684    $ 28,757
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

                             VINLAND PROPERTY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)



                                                          For the Three Months Ended
                                                          --------------------------
                                                          February 28,   February 29,
                                                             1997            1996
                                                          -----------    -----------
Revenue
  Rentals .............................................   $     2,187    $     2,329
  Interest ............................................            75             47
  Equity in income (loss) of partnerships .............           (80)             4
                                                          -----------    -----------
                                                                2,182          2,380

Expenses
  Property operations .................................         1,277          1,426
  Interest ............................................           481            461
  Depreciation ........................................           258            209
  Advisory fee to affiliate ...........................            53             60
  General and administrative ..........................           155            124
                                                          -----------    -----------
                                                                2,224          2,280
                                                          -----------    -----------
Income (loss) before minority interest, (loss) on sale
  of real estate, and extraordinary gain ..............           (42)           100
Minority interest in income of consolidated partnership            (9)            --
(Loss) on sale of real estate .........................            --           (193)
                                                          -----------    -----------
(Loss) from continuing operations .....................           (51)           (93)
Extraordinary gain ....................................            --            253
                                                          -----------    -----------
Net income (loss) .....................................   $       (51)   $       160
                                                          ===========    ===========



Earnings per share
(Loss) from continuing operations .....................   $      (.04)   $      (.06)
Extraordinary gain ....................................            --            .18
                                                          -----------    -----------
Net income (loss) .....................................   $      (.04)   $       .12
                                                          ===========    ===========

Weighted average shares of beneficial interest
  used in computing earnings per share ................     1,343,867      1,378,161
                                                          ===========    ===========






              The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                             VINLAND PROPERTY TRUST
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)



                                                                  Accumulated
                                Shares of                        Distributions
                           Beneficial Interest                  in Excess of
                         -----------------------      Paid-in     Accumulated  Shareholders'
                          Shares        Amount        Capital      Earnings       Equity
                         ---------    ----------    ----------    ----------    ----------
Balance, November 30,
   1996 (audited) ...    1,344,576    $    2,239    $   43,715    $  (36,085)   $    9,869

Share repurchases ...       (1,457)           (2)           (9)           --           (11)

Net (loss) ..........           --            --            --           (51)          (51)
                         ---------    ----------    ----------    ----------    ----------
Balance, February 28,
   1997 (unaudited) .    1,343,119    $    2,237    $   43,706    $  (36,136)   $    9,807
                         =========    ==========    ==========    ==========    ==========





              The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                             VINLAND PROPERTY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                           For the Three Months Ended
                                                                           --------------------------
                                                                           February 28,   February 29,
                                                                              1997           1996
                                                                           -----------    -----------
Cash Flows from Operating Activities
  Rentals collected ......................................................   $ 2,137       $ 2,277
  Interest collected .....................................................        81            48
  Interest paid ..........................................................      (474)         (410)
  Payments for property operations .......................................    (1,535)       (1,659)
  General and administrative expenses paid ...............................      (207)         (128)
  Advisory fees paid to affiliate ........................................        (7)          (33)
  Deferred financing costs paid ..........................................       (19)           --
                                                                             -------       -------
     Net cash provided by (used in) operating activities .................       (24)           95

Cash Flows from Investing Activities
  Collections of notes receivable ........................................       601             1
  Acquisition of partnership interest ....................................        --          (411)
  Net contributions to partnerships ......................................      (111)           --
  Acquisition of real estate .............................................      (895)           --
  Earnest money deposit paid .............................................      (100)           --
  Contribution from minority partner of consolidated
    partnership ..........................................................        25            --
  Proceeds from sale of real estate ......................................        85            44
  Real estate improvements ...............................................      (211)         (102)
                                                                             -------       -------
     Net cash (used in) investing activities .............................      (606)         (468)

Cash Flows from Financing Activities
  Payments of notes payable ..............................................      (142)          (72)
  Replacement reserve (deposits) receipts, net ...........................       (53)           15
  Share repurchases ......................................................       (11)         (151)
                                                                             -------       -------
     Net cash (used in) financing activities .............................      (206)         (208)
                                                                             -------       -------
Net (decrease) in cash and cash equivalents ..............................      (836)         (581)

Cash and cash equivalents, beginning of period ...........................     2,684         2,847
                                                                             -------       -------
Cash and cash equivalents, end of period .................................   $ 1,848       $ 2,266
                                                                             =======       =======



              The accompanying notes are an integral part of these
                       Consolidated Financial Statements

                             VINLAND PROPERTY TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)
                                  (Unaudited)

                                                                        For the Three Months Ended
                                                                        --------------------------
                                                                          February 28,February 29,
                                                                             1997        1996
                                                                         ------------ ------------
Reconciliation of net income (loss) to net cash provided
  by (used in) operating activities

  Net income (loss) .....................................................   $   (51)   $   160
  Extraordinary gain ....................................................        --       (253)
  Loss on sale of real estate ...........................................        --        193
  Minority interest in income of consolidated partnership................         9         --
  Depreciation and amortization .........................................       288        238
  Equity in (income) loss of partnership ................................        80         (4)
  Changes in other assets and liabilities net of noncash
    investing and financing activities
     Decrease in other assets ...........................................       197        145
     (Decrease) in other liabilities ....................................      (541)      (417)
     Decrease in interest receivable ....................................         5         --
     Increase (decrease) in interest payable ............................       (11)        33
                                                                            -------    -------

     Net cash provided by (used in) operating activities ................   $   (24)   $    95
                                                                            =======    =======

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Changes in assets and liabilities in connection with the purchase of real estate:
     Real estate ........................................................   $ 6,189    $    --
     Advances to partnership ............................................      (572)        --
     Other assets .......................................................       (18)        --
     Notes and interest payable .........................................    (4,321)        --
     Minority interest ..................................................      (383)        --
                                                                            -------    -------
         Cash paid ......................................................   $   895    $    --
                                                                            =======    =======






              The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                             VINLAND PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month period ended February 28, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 1997. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Trust's Annual Report on Form 10-K for the fiscal year ended November 30, 1996.

Earnings per share have been computed based on the weighted average number of shares of beneficial interest outstanding for the three-month periods ended February 28, 1997, and February 29, 1996.

NOTE 2.  REAL ESTATE AND DEPRECIATION

In September and October 1996, the Trust advanced $572,000 to 18607 Ventura Associates, Ltd. (the "Partnership"), which purchased Tarzana Towne Plaza (the "Property"), a 42,000 square foot combination office/retail/medical building located in Tarzana, California, in October 1996. This acquisition was financed with a $3.0 million first mortgage loan. In December 1996, the Trust converted its advances to a 1% general partner interest and a 59% limited partner interest in the Partnership. As the Trust holds a controlling interest in the Partnership, the operations of the Property have been consolidated. In connection with the transaction, the Trust paid an acquisition fee of $21,630 to Tarragon Realty Advisors, Inc. ("Tarragon"), the Trust's advisor since March 1, 1994. Minority interest in the accompanying February 28, 1997, consolidated balance sheet represents the minority partner's interest in the underlying net assets of the Partnership.

In January 1997, the Trust purchased The Brooks Apartments, a 104-unit property located in Addison, Texas, for $2.2 million. The Trust assumed an existing mortgage loan of $1.3 million and paid cash of $851,000 at closing. In connection with this transaction, the Trust paid Tarragon an acquisition fee of $22,000.

NOTE 3.  NOTES AND INTEREST RECEIVABLE

In December 1996, the Trust received $600,000 as payment in full of the Swiss Village note receivable which had matured in November 1996.

NOTE 4.  INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

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

                             VINLAND PROPERTY TRUST
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 4.  INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS (Continued)

In consideration of a $395,000 cash capital contribution, in June 1996, the Trust acquired an effective 25% nonmanaging member interest in Kearny Wrap LLC, which owns a $21.7 million wraparound mortgage loan secured by a 1 million square foot distribution facility net leased to the United States Postal Service located in Kearny, New Jersey. The note bears interest at 6% per annum and matures in 2013. The $16.9 million underlying first mortgage loan bears interest at 6% per annum and matures in 1998.

Advances to partnerships included in the accompanying November 30, 1996, consolidated balance sheet represent $572,000 advanced during 1996 to 18607 Ventura Associates, Ltd., in which the Trust acquired a 60% interest in December 1996. See NOTE 2. "REAL ESTATE AND DEPRECIATION."

NOTE 5.  INCOME TAXES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Vinland Property Trust (the "Trust") was organized on July 18, 1973, as a nationwide real estate investment trust to invest in multifamily and commercial properties. The Trust commenced operations on April 2, 1974.

The Trust's real estate at February 28, 1997, consisted of 13 properties, including nine apartment complexes, one shopping center, one combination office building and shopping center, one combination office/retail/medical building, and one farm and luxury residence. Except for three properties, all of the Trust's real estate is pledged to secure mortgage debt.

The Trust's management continues to focus on the capital appreciation of the Trust's existing portfolio and the search for additional investments. Management's first priority is to invest surplus funds in needed improvements to the current real estate portfolio. The Trust intends to use additional funds, generated from property operations, sales, and refinancings, to make selective acquisitions, both multifamily and commercial, with a preference for properties in the same geographical regions of the United States in which the Trust currently operates. However, because of various real estate industry conditions, including competing entities and the overall volatility of the real estate market, there is no assurance that the Trust will be able to continue to increase the size of its portfolio in the coming fiscal year.

Liquidity and Capital Resources

Cash and cash equivalents totaled $1.8 million at February 28, 1997, as compared to $2.7 million at November 30, 1996. The Trust's principal sources of cash have been property operations, collections of notes receivable, and refinancing proceeds. Management believes that cash on hand along with funds to be provided by property operations and anticipated external sources, such as property sales and refinancings, is sufficient to fund any needed property maintenance and capital improvements as well as meet the Trust's debt service obligations.

In December 1996, the Trust received $600,000 as payment in full of the Swiss Village note receivable which had matured in November 1996. The Trust expects collections of notes receivable to decline as existing mortgage loans are paid off and does not anticipate funding additional loans in the future except in connection with property sales.

In December 1996, the Trust acquired Tarzana Towne Plaza, a 42,000 square foot combination office/retail/ medical building located in Tarzana, California, through the acquisition of a controlling interest in 18607 Ventura Associates, Ltd., the partnership which owns the property. The Trust had advanced $572,000 to the partnership during 1996. These advances were converted to a 1% general partner interest and a 59% limited partner interest in the partnership in December 1996.

In January 1997, the Trust purchased The Brooks Apartments, a 104-unit property located in Addison, Texas, for $2.2 million, the cash portion of which was $873,000.

The Trust paid $211,000 for capital improvements to its properties during the first fiscal quarter of 1997 compared to $102,000 during the first fiscal quarter of 1996 and anticipates an additional $800,000 will be incurred during the remainder of 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

The Trust made principal payments on notes payable of $142,000 during the first fiscal quarter of 1997. Principal payments of $2.3 million, including balloon payments of $2.1 million, are due during the remainder of fiscal 1997. The Trust intends to either pay off the maturing mortgages or extend the due dates while seeking to obtain long term refinancing. While management is confident of its ability to acquire financing as needed, there is no assurance that the Trust will continue to be successful in its efforts in this regard.

In December 1995, the Trust's Board of Trustees (the "Board") authorized the Trust to repurchase up to 139,200 of its shares of beneficial interest in open market and negotiated transactions, of which 4,868 had been purchased through February 28, 1997. During the first fiscal quarter of 1997, the Trust repurchased 1,457 shares in open market transactions at a total cost of $11,000.

Results of Operations

For the three months ended February 28, 1997, the Trust reported a net loss of $51,000 compared to net income of $160,000 for the corresponding period in 1996. The underlying components of the change in results of operations are discussed in the following paragraphs.

The Trust sold Polynesia Village Apartments ("Polynesia") in October 1996 and realized a gain of $844,000. The loss of the operations of Polynesia caused a reduction in net operating results for the three months ended February 28, 1997, of $70,000 as compared to the corresponding period in 1996. This reduction was partially mitigated by the contribution to net operating results from the properties acquired during 1996 and 1997.

The Trust's move of its principal offices from One Turtle Creek Office Complex in October 1996 negatively impacted overall physical occupancy of the Trust's properties held in both years. Physical occupancy for One Turtle Creek fell from 93% at February 29, 1996, to 86% at February 28, 1997, resulting in increased vacancy losses. The Trust's move was influenced by its perception that a sale of One Turtle Creek would be opportune. In March 1997, prior to placing the property on the market, the Trust received a credible, unsolicited cash offer to purchase the property for $9.8 million, approximately $5.8 million in excess of the Trust's investment. In view of this interest in acquiring the property, the Trust has initiated a formal marketing program to sell this asset. The Trust intends to structure any sale as a tax free exchange in order to retain the proceeds generated by any sale to fund future acquisitions. There can be no assurance at this point that a sale will take place at a price higher than the unsolicited offer or that the offer in hand will close.

The Trust's equity in loss of partnerships was $80,000 for the first fiscal quarter of 1997 compared to equity in income of partnerships of $4,000 for the first fiscal quarter of 1996. The Trust's equity in the net loss of Larchmont Associated Limited Partnership (the "Partnership"), which owns Larchmont West Apartments ("Larchmont"), accounted for most of this change. Vacancy losses increased for Larchmont, as physical occupancy dropped from 92% as of February 29, 1996, to 84% as of February 28, 1997. Operating expenses also increased related to the Partnership's efforts to improve the property.

Since March 1, 1994, Tarragon Realty Advisors, Inc., ("Tarragon") has provided advisory services to the Trust under an advisory agreement approved by the Board. Under the advisory agreement, the Trust pays an incentive advisory fee equal to 16% per annum of adjusted funds from operations, as defined in the advisory agreement. William S. Friedman, President, Chief Executive Officer, and Trustee of the Trust, serves as a Director and Chief Executive Officer of Tarragon. Tarragon is owned by Mr. Friedman and Lucy N. Friedman, his wife. The Friedman family owns approximately 27% of the outstanding shares of the Trust. The officers of the Trust are also officers of Tarragon.

During the first fiscal quarter of 1996, the Trust recorded a loss on the sale of real estate of $193,000 and an extraordinary gain of $253,000 both related to the sale of Villas at Central Park Apartments in January 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Allowance for Estimated Losses and Provisions for Losses

The Trust's management, on a quarterly basis, evaluates the carrying values of the Trust's mortgage loans and properties held for sale. Generally accepted accounting principles require that the carrying value of a mortgage loan or a property held for sale cannot exceed the lower of its cost or its estimated fair value less estimated costs to sell. In those instances in which estimates of fair value less estimated selling costs of the collateral securing the Trust's mortgage loans or properties held for sale are less than the carrying values thereof at the time of evaluation, an allowance for loss is provided by a charge against operations. The evaluation of the carrying values of the mortgage loans is based on management's review and evaluation of the collateral properties securing the mortgage loans. The review of collateral properties and properties held for sale generally includes selective site inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of maintenance requirements, discussions with the manager of the property, and a review of the surrounding area. Future quarterly reviews could cause the Trust's management to adjust current estimates of fair value.

The Trust's management also evaluates the Trust's properties held for investment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. This evaluation generally consists of a review of the property's cash flow and current and projected market conditions, as well as any changes in general and local economic conditions. If an impairment loss exists based on the results of this review, a loss is recognized by a charge against current earnings and a corresponding reduction in the respective asset's carrying value. The amount of this impairment loss is equal to the amount by which the carrying value of the property exceeds its estimated fair value.

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

(b) Reports on Form 8-K:

    None.


















                     [This space intentionally left blank.]

                                 SIGNATURE PAGE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             VINLAND PROPERTY TRUST





Date:  April 14, 1997                        By:/s/ William S. Friedman
     -------------------                        -------------------------------
                                                William S. Friedman
                                                President, Chief Executive
                                                Officer, and Trustee



Date:  April 14, 1997                        By:/s/ Robert C. Irvine
     -------------------                        -------------------------------
                                                Executive Vice President and
                                                Chief Financial Officer


Date:  April 14, 1997                        By:/s/ Erin D. Davis
     -------------------                        -------------------------------
                                                Erin D. Davis
                                                Vice President and
                                                Chief Accounting Officer


                             VINLAND PROPERTY TRUST
                               INDEX TO EXHIBITS



EXHIBIT 27.0                 Financial Data Schedule                   Page 15