Form 10-Q
period 1997-05-31
VINLAND PROPERTY TRUST
filed 1997-07-15
CIK 23593

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MAY 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ................. to .............

                         Commission File Number 0-8003

                             VINLAND PROPERTY TRUST
             (Exact name of registrant as specified in its charter)

               California                                     94-2432628
---------------------------------------------            ---------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
            or organization)                              Identification No.)


                  3100 Monticello, Suite 200, Dallas, TX   75205
              ----------------------------------------------------
              (Address of principal executive offices)   (Zip Code)

                                 (214) 599-2200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes X    No
                                                ---     ---

 Shares of Beneficial Interest, No par value               1,327,550
--------------------------------------------     ----------------------------
                (Class)                          (Outstanding at July 7, 1997)

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements for the period ended May 31, 1997, have not been audited by independent certified public accountants, but, in the opinion of the management of Vinland Property Trust (the "Trust"), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Trust's consolidated financial position, consolidated results of operations, and consolidated cash flows at the dates and for the periods indicated have been included.

                             VINLAND PROPERTY TRUST
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                       May 31,    November 30,
                                                                      --------    ------------
                                                                        1997         1996
                                                                      --------    ------------
                                                                     (unaudited)   (audited)

Assets
Notes and interest receivable ...................................     $    128      $    734
Real estate held for sale (net of accumulated depreciation
  of $1,483 in 1997) ............................................        4,308           241
                                                                      --------      --------
                                                                         4,436           975

Less - allowance for estimated losses ...........................         (241)         (241)
                                                                      --------      --------
                                                                         4,195           734
Real estate held for investment (net of accumulated
  depreciation of $4,519 in 1997 and $5,575 in 1996) ............       24,336        22,248
Investments in and advances to partnerships .....................          870         1,365
Cash and cash equivalents .......................................        1,876         2,684
Restricted cash .................................................          367           479
Other assets, net ...............................................        1,341         1,247
                                                                      --------      --------
                                                                      $ 32,985      $ 28,757
                                                                      ========      ========
   Liabilities and Shareholders' Equity
Liabilities
Notes, debentures, and interest payable .........................     $ 21,609      $ 17,516
Other liabilities ...............................................          950         1,372
                                                                      --------      --------
                                                                        22,559        18,888
Commitments and contingencies....................................
Minority interest ...............................................          415            --
Shareholders' equity
Shares of beneficial interest, no par value; authorized
  shares, unlimited; shares issued and outstanding, 1,334,750 in 1997 and 1,344,576 in 1996 (after deducting 13,237 in
  1997 and 3,411 in 1996 held in treasury) ......................        2,223         2,239
Paid-in capital .................................................       43,644        43,715
Accumulated distributions in excess of
  accumulated earnings ..........................................      (35,856)      (36,085)
                                                                      --------      --------
                                                                        10,011         9,869
                                                                      --------      --------
                                                                      $ 32,985      $ 28,757
                                                                      ========      ========


              The accompanying notes are an integral part of these
                       Consolidated Financial Statements

                             VINLAND PROPERTY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)



                                                    For the Three Months           For the Six Months
                                                        Ended May 31,                 Ended May 31,
                                                 --------------------------    ---------------------------
                                                    1997           1996           1997            1996
                                                 -----------    -----------    -----------     -----------
Revenue
  Rentals ...................................    $     2,324    $     2,327    $     4,511     $     4,656
  Interest ..................................             49             31            124              78
  Equity in income (loss) of
     partnerships ...........................             25             28            (55)             32
                                                 -----------    -----------    -----------     -----------
                                                       2,398          2,386          4,580           4,766
Expenses
  Property operations .......................          1,275          1,318          2,552           2,744
  Interest ..................................            501            479            982             940
  Depreciation ..............................            169            225            427             434
  Advisory fees to affiliate ................             89             85            142             145
  General and administrative ................             86            101            241             225
                                                 -----------    -----------    -----------     -----------
                                                       2,120          2,208          4,344           4,488
                                                 -----------    -----------    -----------     -----------

Income  before minority interest,
  (loss) on sale of real estate, and
  extraordinary gain ........................            278            178            236             278
Minority interest in (income) loss
  of consolidated partnership ...............              2             --             (7)             --
(Loss) on sale of real estate ...............             --             22             --            (171)
                                                 -----------    -----------    -----------     -----------
Income from continuing operations ...........            280            200            229             107
Extraordinary gain ..........................             --             --             --             253
                                                 -----------    -----------    -----------     -----------
Net income ..................................    $       280    $       200    $       229     $       360
                                                 ===========    ===========    ===========     ===========

Earnings per share
Income from continuing operations ..........     $       .21    $       .15    $       .17     $       .08
Extraordinary gain ..........................             --             --             --             .18
                                                 -----------    -----------    -----------     -----------
Net income ..................................    $       .21    $       .15    $       .17     $       .26
                                                 ===========    ===========    ===========     ===========


Weighted average shares of
  beneficial interest used in
  computing earnings per share ..............      1,341,904      1,348,389      1,342,670       1,363,194
                                                 ===========    ===========    ===========     ===========





              The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                             VINLAND PROPERTY TRUST
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)




                                                                                          Accumulated
                                            Shares of                                    Distributions
                                       Beneficial Interest                                in Excess of
                                  -----------------------------          Paid-in          Accumulated        Shareholders'
                                    Shares             Amount            Capital            Earnings            Equity
                                  ----------         ----------         ----------         ----------         ----------
Balance, November 30,
     1996 (audited) ......         1,344,576         $    2,239         $   43,715         $  (36,085)        $    9,869

Share repurchases ........            (9,826)               (16)               (71)                --                (87)

Net income ...............                --                 --                 --                229                229
                                  ----------         ----------         ----------         ----------         ----------
Balance, May 31,
     1997 (unaudited) ....         1,334,750         $    2,223         $   43,644         $  (35,856)        $   10,011
                                  ==========         ==========         ==========         ==========         ==========


              The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                             VINLAND PROPERTY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                       For the Six Months
                                                                         Ended May 31,
                                                                    -----------------------
                                                                     1997            1996
                                                                    -------         -------
Cash Flows from Operating Activities
  Rentals collected ........................................        $ 4,421         $ 4,603
  Interest collected .......................................            116              78
  Interest paid ............................................           (936)           (833)
  Payments for property operations .........................         (2,783)         (2,966)
  General and administrative expenses paid .................           (280)           (208)
  Advisory fees paid to affiliate ..........................            (88)           (151)
  Organizational costs paid ................................            (22)             --
  Deferred financing costs paid ............................            (13)             --
                                                                    -------         -------

     Net cash provided by operating activities .............            415             523

Cash Flows from Investing Activities
  Collections of notes receivable ..........................            690               2
  Acquisition of partnership interest ......................             --            (414)
  Net contributions to partnerships ........................           (133)             --
  Acquisition of real estate ...............................           (934)         (1,763)
  Earnest money deposit (paid) received ....................           (203)             75
  Contribution from minority partner of consolidated
     partnership ...........................................             25              --
  Proceeds from sale of real estate ........................             --              66
  Real estate improvements .................................           (422)           (311)
                                                                    -------         -------

     Net cash (used in) investing activities ...............           (977)         (2,345)

Cash Flows from Financing Activities
  Payments of notes payable ................................           (237)           (149)
  Replacement reserve receipts, net ........................             78              89
  Share repurchases ........................................            (87)           (219)
                                                                    -------         -------

     Net cash (used in) financing activities ...............           (246)           (279)
                                                                    -------         -------

Net (decrease) in cash and cash equivalents ................           (808)         (2,101)

Cash and cash equivalents, beginning of period .............          2,684           2,847
                                                                    -------         -------

Cash and cash equivalents, end of period ...................        $ 1,876         $   746
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

                             VINLAND PROPERTY TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)
                                  (Unaudited)

                                                                        For the Six Months
                                                                          Ended May 31,
                                                                      --------------------
                                                                        1997         1996
                                                                      -------      -------
Reconciliation of net income to net cash provided by
  operating activities
  Net income ....................................................     $   229      $   360
  Extraordinary gain ............................................          --         (253)
  Loss on sale of real estate ...................................          --          171
  Minority interest  in income of consolidated partnership ......           7           --
  Depreciation and amortization .................................         488          493
  Equity in (income) loss of partnerships .......................          55          (32)
  Changes in other assets and liabilities, net of effects
      of noncash investing and financing activities
         (Increase) decrease in other assets ....................         (20)         116
         (Decrease) in other liabilities ........................        (358)        (403)
         Decrease in interest receivable ........................           5           --
         Increase in interest payable ...........................           9           71
                                                                      -------      -------

  Net cash provided by operating activities .....................     $   415      $   523
                                                                      =======      =======

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

Assets acquired and liabilities assumed in connection
  with the acquisition of real estate
     Real estate ................................................     $ 6,213      $ 4,344
     Advances to partnerships ...................................        (572)          --
     Other assets ...............................................          (3)          39
     Notes and interest payable .................................      (4,321)      (2,510)
     Other liabilities ..........................................          --         (110)
     Minority interest ..........................................        (383)          --
                                                                      -------      -------
         Cash paid ..............................................     $   934      $ 1,763
                                                                      =======      =======

Assets written off and liabilities released in connection
  with the sale of real estate
     Real estate ................................................     $    --      $ 5,337
     Other assets ...............................................          --          156
     Notes and interest payable .................................          --       (5,362)
     Other liabilities ..........................................          --         (147)
     Loss on sale ...............................................          --         (171)
     Extraordinary gain .........................................          --          253
                                                                      -------      -------
        Cash received ...........................................     $    --      $    66
                                                                      =======      =======



              The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                             VINLAND PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six month period ended May 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 1997. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Trust's Annual Report on Form 10-K for the fiscal year ended November 30, 1996.

Earnings per share have been computed based on the weighted average number of shares of beneficial interest outstanding for the three and six month periods ended May 31, 1997 and 1996.

At the annual meeting of shareholders held on July 10, 1997, the shareholders approved a proposal to convert the Trust from a California business trust into a Nevada corporation.

NOTE 2.  REAL ESTATE AND DEPRECIATION

In March 1997, after receiving an offer to purchase One Turtle Creek, the Trust initiated a formal marketing program to sell this property and reclassified to real estate held for sale. Accordingly, the Trust ceased depreciation of this property in March 1997.

In September and October 1996, the Trust advanced $572,000 to 18607 Ventura Associates, Ltd. (the "Partnership"), which purchased Tarzana Towne Plaza (the "Property"), a 37,000 square foot combination office/retail/medical building located in Tarzana, California, in October 1996. This acquisition was financed with a $3.0 million first mortgage loan. In December 1996, the Trust converted its advances to a 1% general partner interest and a 59% limited partner interest in the Partnership. As the Trust holds a controlling interest in the Partnership, the operations of the Property have been consolidated. In connection with the transaction, the Trust paid an acquisition fee of $21,630 to Tarragon Realty Advisors, Inc. ("Tarragon"), the Trust's advisor since March 1, 1994. Minority interest in the accompanying May 31, 1997, consolidated balance sheet represents the minority partner's interest in the underlying net assets of the Partnership.

In January 1997, the Trust purchased The Brooks Apartments, a 104-unit property located in Addison, Texas, for $2.2 million. The Trust assumed an existing mortgage loan of $1.3 million and paid cash of $890,000 at closing. In connection with this transaction, the Trust paid Tarragon an acquisition fee of $22,000.

NOTE 3.  NOTES AND INTEREST RECEIVABLE

In December 1996, the Trust received $600,000 as payment in full of the Swiss Village note receivable which had matured in November 1996.

                            VINLAND PROPERTY TRUST
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)

NOTE 4.  INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

Investments in partnerships, accounted for under the equity method, include the Trust's investments in a partnership and a limited liability company ("LLC"), as described below. In December 1995, the Trust acquired a 20% general partner interest and an effective 37% limited partner interest in Larchmont Associates Limited Partnership for a cash investment of $414,000. The partnership owns Larchmont West Apartments, a 504-unit complex in Toledo, Ohio, which collateralizes nonrecourse mortgage debt of $5.5 million.

In consideration of a $400,000 cash capital contribution, in June 1996, the Trust acquired an effective 25% nonmanaging member interest in Kearny Wrap LLC, which owns a $21.7 million wraparound mortgage loan secured by a 1 million square foot distribution facility net leased to the United States Postal Service located in Kearny, New Jersey. The note bears interest at 6% per annum and matures in 2013. The $16.9 million underlying first mortgage loan bears interest at 6% per annum and matures in 1998.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes thereto.

Introduction

Vinland Property Trust (the "Trust") was organized on July 18, 1973, as a nationwide real estate investment trust to invest in multifamily and commercial properties. The Trust commenced operations on April 2, 1974.

The Trust's real estate at May 31, 1997, consisted of 13 properties, including nine apartment complexes, one shopping center, one combination office building and shopping center, one combination office/retail/medical building, and one farm and luxury residence. Except for three properties, all of the Trust's real estate is pledged to secure mortgage debt.

The Trust's management continues to focus on the capital appreciation of the Trust's existing portfolio and the search for additional investments. Management's first priority is to invest surplus funds in needed improvements to the current real estate portfolio. The Trust intends to use additional funds, generated from property operations, sales, and refinancing, to make selective acquisitions, both multifamily and commercial, with a preference for properties in the same geographical regions of the United States in which the Trust currently operates. However, because of various real estate industry conditions, including competing entities and the overall volatility of the real estate market, there is no assurance that the Trust will be able to continue to increase the size of its portfolio in the coming fiscal year.

Liquidity and Capital Resources

Cash and cash equivalents totaled $1.9 million at May 31, 1997, as compared to $2.7 million at November 30, 1996. The Trust's principal sources of cash have been property operations, collections of notes receivable, and refinancing proceeds. Management believes that cash on hand along with funds to be provided by property operations and anticipated external sources, such as property sales and refinancing, is sufficient to fund any needed property maintenance and capital improvements as well as meet the Trust's debt service obligations.

In December 1996, the Trust received $600,000 as payment in full of the Swiss Village note receivable which had matured in November 1996. The Trust expects collections of notes receivable to decline as existing mortgage loans are paid off and does not anticipate funding additional loans in the future except in connection with property sales.

In December 1996, the Trust acquired Tarzana Towne Plaza, a 37,000 square foot combination office/retail/ medical building located in Tarzana, California, through the acquisition of a controlling interest in 18607 Ventura Associates, Ltd., the partnership which owns the property. The Trust had advanced $572,000 to the partnership during 1996. These advances were converted to a 1% general partner interest and a 59% limited partner interest in the partnership in December 1996.

In January 1997, the Trust purchased The Brooks Apartments, a 104-unit property located in Addison, Texas, for $2.2 million, the cash portion of which was $912,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

The Trust paid $422,000 for capital improvements to its properties during the first six months of fiscal 1997 compared to $311,000 during the corresponding period of 1996 and anticipates an additional $600,000 will be incurred during the remainder of 1997.

The Trust made principal payments on notes payable of $237,000 during the first half of fiscal 1997. Principal payments of $2.2 million, including balloon payments of $2.1 million, are due during the remainder of fiscal 1997. The Trust intends to either pay off the maturing mortgages or extended the due dates while seeking to obtain long term refinancing. While management is confident of its ability to acquire financing as needed, there is no assurance the Trust will continue to be successful in its efforts in this regard.

In December 1995, the Board authorized the Trust to repurchase up to 139,200 of its shares of beneficial interest in open market and negotiated transactions, of which 13,237 had been purchased through May 31, 1997. During the first half of fiscal 1997, the Trust repurchased 9,826 shares in open market transactions at a total cost of $87,000.

Results of Operations

For the three and six month periods ended May 31, 1997, the Trust reported net income of $280,000 and $229,000 respectively, as compared with net income of $200,000 and $360,000 for the corresponding periods in 1996. The underlying components of the change in results of operations are discussed in the following paragraphs.

The Trust sold Polynesia Village Apartments ("Polynesia") in October 1996 and realized a gain of $844,000. The loss of the operations of Polynesia caused a reduction in net operating results for the three and six month periods ended May 31, 1997, of $123,000 and $193,000, respectively, as compared to the corresponding periods in 1996. This reduction was partially mitigated by the contribution to net operating results from the properties acquired during 1996 and 1997.

Upon reclassifying One Turtle Creek Office Complex to real estate held for sale in March 1997, the Trust ceased depreciation on this property, resulting in a $100,000 decrease in depreciation expense for both the three and six month periods ended May 31, 1997, compared to the corresponding periods in 1996.

The Trust's equity in loss of partnerships was $55,000 for the first six months of fiscal 1997 compared to equity in income of partnerships of $32,000 for the corresponding period of 1996. The Trust's equity in the net loss of Larchmont Associated Limited Partnership (the "Partnership"), which owns Larchmont West Apartments ("Larchmont"), accounted for most of this change. Vacancy losses increased for Larchmont, as physical occupancy dropped from 92% as of February 29, 1996, to 84% as of February 28, 1997. Occupancy has increased to 89% as of May 31, 1997. Operating expenses also increased related to the Partnership's efforts to improve the property.

During the first half of fiscal 1996, the Trust recorded a loss on the sale of real estate of $171,000 and an extraordinary gain of $253,000 both related to the sale of the Villas at Central Park Apartments in January 1996.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Funds From Operations

The following information should be read in conjunction with all of the financial statements and notes thereto and with the discussion set forth in "Liquidity and Capital Resources" and "Results of Operations" included elsewhere in this report.

Funds from operations ("FFO") for the three and six months periods ended May 31, 1997 and 1996, are as follows (unaudited) (dollars in thousands):



                                                For the Three Months   For the Six Months
                                                   Ended May 31,         Ended May 31,
                                                  ---------------       ---------------
                                                  1997       1996       1997       1996
                                                  ----       ----       ----       ----
Net income ..................................     $ 280      $ 200      $ 229      $ 360
Extraordinary gain ..........................        --         --         --       (253)
Loss on sale of real estate .................        --        (22)        --        171
Depreciation and amortization of
  real estate assets ........................       181        225        451        434
Depreciation and amortization of
  real estate assets of partnerships ........        29         49         84         49
Minority interest in deprecation and
  amortization of real estate assets of
  consolidated partnership ..................        (8)        --        (16)        --
                                                  -----      -----      -----      -----

Funds from operations .......................     $ 482      $ 452      $ 748      $ 761
                                                  =====      =====      =====      =====


The Trust generally considers FFO to be an appropriate measure of the performance of an equity REIT. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), equals net income (loss), computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. The amortization of deferred financing costs is not added back to net income (loss) in the Trust's calculation. This treatment is consistent with the Trust's historical calculation of FFO. The Trust believes that FFO is useful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, investing activities, and financing activities, it provides investors an understanding of the ability of the Trust to incur and service debt and to make capital expenditures. The Trust believes that in order to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with net income (loss) as presented in the financial statements included elsewhere in this report. FFO does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Trust's operating performance or to cash flow as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs and cash distributions. The Trust's calculation of FFO may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Risks Associated with Forward-Looking Statements Included in this Form 10-Q

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to capital expenditures on Trust properties. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Trust. Although the Trust believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Trust or any other person that the objectives and plans of the Trust will be achieved.





























                     [This space intentionally left blank.]

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 10, 1997, at the annual meeting of shareholders, the shareholders of the Trust (i) elected four Trustees of the Trust, (ii) approved the Trust's Advisory Agreement with Tarragon Realty Advisors, Inc. ("Tarragon"), and (iii) approved a proposal to change the name of the Trust and convert the Trust from a California business trust into a Nevada corporation. Proxies for such annual meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "1934 Act"), and there was no solicitation in opposition to the nominees for Trustee. Following is a brief description of each matter considered at the annual meeting of shareholders and the number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes as to each such matter, including a separate tabulation with respect to each nominee for election as a Trustee.


                  Matter Voted Upon                                                           Shares Voting
             ---------------------------                                        -----------------------------------------
             (1)  Election of Trustees
                                                                                   Shares                       Shares
                  Name                                                            Voted For                 Voted Against
             ---------------------------                                        ------------                -------------
             Chester Beck                                                        1,094,222                      19,027

             Willie K. Davis                                                     1,100,712                      12,536

             William S. Friedman                                                 1,094,775                      18,473

             Michael E. Smith                                                    1,100,696                      12,552



                                                                                               Votes Cast
                                                                                -------------------------------------------
                                                                                  For            Against         Abstention
                                                                                -------          -------         ----------
            (2)   Approval of the Trust's Advisory
                    Agreement with Tarragon                                     821,044           22,601           12,884

            (3)   Approval to change the name of the
                    Trust and convert the Trust from a
                    California business trust into a
                    Nevada corporation                                          794,664           42,399           16,062


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Exhibit 27.0 - Financial Data Schedule.

(b)  Reports on Form 8-K:

     None.

                                 SIGNATURE PAGE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             VINLAND PROPERTY TRUST





Date:     July 15, 1997                     By: /s/ William S. Friedman
      ---------------------                     -----------------------------
                                                William S. Friedman
                                                President, Chief Executive
                                                Officer, and Trustee



Date:     July 15, 1997                     By: /s/ Robert C. Irvine
      ---------------------                     -----------------------------
                                                Robert C. Irvine
                                                Executive Vice President and
                                                Chief Financial Officer


Date:     July 15, 1997                     By: /s/ Erin D. Davis
      ---------------------                     -----------------------------
                                                Erin D. Davis
                                                Vice President and
                                                Chief Accounting Officer

                             VINLAND PROPERTY TRUST
                               INDEX TO EXHIBITS



EXHIBIT 27.0                 Financial Data Schedule                  Page 17